Form 10-K
period 2021-12-31
Fortune Rise Acquisition Corp
filed 2022-03-28
CIK 1849294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001- 40990

FORTUNE RISE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-1850747
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

48 Bridge Street, Building A Metuchen, New Jersey	08840
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   909-214-2482

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and on-half of one Warrant	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $0.

The number of shares of the common stock of the registrant outstanding as of March 25, 2022 was 12,884,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORTUNE RISE ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

ii

part I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Fortune Rise Acquisition Corporation.

Overview

We are a newly organized blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. Our efforts to identify a target business will likely span many industries and regions around the world. We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We have not selected any potential business combination target or initiated any substantive discussions, directly or indirectly, with any potential business combination prospects. While we intend to undertake a search process, our ability to locate a potential target is subject to the uncertainties discussed elsewhere in the public offering prospectus we filed with the Securities and Exchange Commission on November 3, 2021, file No. 333-256511 (the “Prospectus”). We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Our amended and restated certificate of incorporation prohibits us from undertaking our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

On November 5, 2021, we consummated our initial public offering (the “IPO”) of 9,775,000 units (including 1,275,000 units issued upon the full exercise of the over-allotment option, the “Units”). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”), and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 545,500 shares of Class A Common Stock (the “Private Placement Shares”) including 505,500 shares to the Company’s sponsor, Fortune Rise Sponsor LLC (the “Sponsor”) and 40,000 shares to U.S. Tiger Securities (“US Tiger”) and EF Hutton, a division of Benchmark Investment LLC, two representatives of the several underwriters (each, a “Representative”), at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000. The Private Placement Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The proceeds of $99,705,000 ($10.20 per Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Business Strategy and Acquisition Criteria

Our strategy will be to identify, acquire, and initiate business combination with the mindset and goal to build and grow companies from various industries. We will seek potential targets in which we believe can materially grow revenue and earnings through the efforts of a combined management team follow by a completion of initial business combination. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Our Certificate of Incorporation prohibit us from undertaking our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

In consistent with our business strategies and objectives, we have identified the following general criteria and guidelines that we believe are helpful in evaluating prospective targets companies for acquisition or business combination, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Strong management Team. We will seek to acquire those businesses with reasoned and strong managements having a track record of driving growth and profitability; or having proposition of the businesses that may likely be well received by public investors.

●	Growth Potential. We will be looking for businesses that we believe present the potential for revenue and earnings growth through a combination of business, management and resources. We will also consider businesses with potential to generate stable and increasing free cash flow. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Benefit from being a public company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

This list of criteria and guidelines are not intended to be exhaustive. Our management team will evaluate and value potential target company on a case-by-case basis. Any evaluation relating to the merits of a particular initial business combination or acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination or acquisition with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guideline in our stockholder communications, which as discussed in the Prospectus would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

TradeUP Global Corporation and TradeUP 88 Corp .

In January 2021, Mr. Jianwei Li and TradeUP INC. founded TradeUP Global Corporation, a Cayman Islands exempted company (“TradeUP Global”), a blank check company incorporated for the purposes of effecting a business combination. TradeUP Global completed its initial public offering on April 28, 2021, in which it sold 4,000,000 units, each unit consisting of one TradeUP Global Class A ordinary share and one-half of one redeemable warrant for one TradeUP Global Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $40,000,000. TradeUP Global’s units, Class A ordinary shares and warrants currently trade on Nasdaq under the symbols “TUGCU,” “TUGC” and “TUGCW,” respectively.

In April 2021, TradeUP 88 Corp. was founded by Mr. Jianwei Li and TradeUP INC., a Cayman Islands exempted company (“TradeUP 88”), another blank check company which is currently preparing its initial public offering of 8,800,000 units at $10.00 per unit.

Mr. Lei Huang, our Chief Executive Officer is also the Co-Chief Executive Officer of TradeUP Global and TradeUP 88, Messrs. Michael Davidov and David Xianglin Li, our independent directors, are independent directors of TradeUP Global and TradeUP 88, and each of the foregoing owe fiduciary duties under Cayman Islands law to TradeUP Global and TradeUP 88. TradeUP Global has not yet consummated its business combination and TradeUP 88 has not yet consummated its initial public offering.

Our Acquisition Process

We will utilize the diligence, rigor, and expertise of our managements’ respective platforms to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination.

We currently do not have any specific business combination under consideration. Our officers and directors have not individually selected a target business. Our management team is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) had any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our management team is continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination.

We will have until November 5, 2022 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by November 5, 2022, we may, but are not obligated to, extend the period of time to consummate a business combination twice by an additional three months each time and have until May 5, 2023 complete a business combination. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Wilmington Trust, National Association, in order to extend the time available for us to consummate our initial business combination, the Sponsor, upon at least five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three months extension, $977,500 ($0.10 per Unit in either case), up to an aggregate of $1,955,000 on or prior to the date of the applicable deadline. Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 12 months to 18 months described above or redeem their shares in connection with such extensions. The Sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Placement Shares at a price of $10.00 per share.

Certain members of management team have fiduciary and contractual duties to TradeUP Global and TradeUP 88. TradeUP Global and TradeUP 88 may compete with us for business combination opportunities. If TradeUP Global and TradeUP 88 decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by, or directors of, Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of the Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by the Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination). Certain of our officers and directors have fiduciary and contractual duties to TradeUP Global and TradeUP 88. TradeUP Global and TradeUP 88 may compete with us for business combination opportunities. If TradeUP Global and TradeUP 88 decides to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by, or directors of, the Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of the Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by the Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

US Tiger, the representative of the underwriters in the IPO, currently owns 122,000 founder shares. The Sponsor has transferred such shares to US Tiger at the original purchase price as the designee of Mr. Lei Huang, our Chief Executive Officer and a director, who is also the Chief Executive Officer of US Tiger. In addition, we have issued US Tiger 60,000 representative shares upon the closing of the IPO. US Tiger has purchased from us 20,000 Private Placement Shares for a total purchase price of $200,000 at the closing of the IPO. We may utilize Mr. Huang’s affiliation with US Tiger during our search for suitable targets, if that occurs, we may engage US Tiger to act as our advisor in connection with the marketing of our business combination and pay to US Tiger a fee for such services upon consummation of our initial business combination. US Tiger is also affiliated or associated with Tradeup INC., a founder of TradeUP Global and TradeUP Acquisition Corp. (“TradeUP Acquisition”), two SPACs listed on Nasdaq, TradeUP 88, another SPAC to be listed on Nasdaq. If we engage US Tiger to assist with marketing of our business combination, we may compete with TradeUP Global, TradeUP 88 and TradeUP Acquisition for business opportunities, and certain members of management who presently has, and any of them in the future may have, additional fiduciary, contractual or other obligations to US Tiger, TradeUP Global, TradeUP 88, TradeUP Acquisition or to clients of US Tiger, or other affiliates of the Sponsor pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, including TradeUP Global, TradeUP 88 and TradeUP Acquisition, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In the event we seek to complete our initial business combination with a company that is affiliated with, or which there is a fiduciary, contractual or other obligation by, our Sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that the consideration to be paid by us in the initial business combination is fair to our company from a financial point of view. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination).

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

Potential Conflicts

Some of our officers and directors have fiduciary and contractual duties to TradeUP Global, TradeUP 88, and Denali Capital Acquisition Corp. TradeUP Global, TradeUP 88, and Denali Capital Acquisition Corp. may compete with us for business combination opportunities. If TradeUP Global and TradeUP 88 decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by, or directors of, the Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of the Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by the Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations to such other entities (as well as to us). We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers would materially undermine our ability to complete our initial business combination. Our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the income accrued in the Trust Account) while we are listed on NASDAQ (and all target business opportunities if we are delisted from NASDAQ) prior to presenting them to any other entity until the earlier of a business combination or our liquidation, subject to any pre-existing fiduciary or contractual obligations they may have. Our officers and directors have also agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required time period.

For more information on the foregoing conflicts of interest and the relevant pre-existing fiduciary duties or contractual obligations of our management team, see the section titled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds in the Trust Account available for a business combination initially in the amount of $96,283,750 after payment of $3,421,250 for deferred underwriting commissions, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to complete our initial business combination using cash from the proceeds of the IPO and the Private Placement of the Private Placement Shares, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt instruments, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A Common Stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders, officers, directors, or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that, following the IPO and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination by November 5, 2022, we may, but are not obligated to, extend the period of time twice by an additional three months each time and have until May 5, 2023 to consummate a business combination. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Wilmington Trust, National Association, in order to extend the time available for us to consummate our initial business combination, the Sponsor , upon at least five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three months extension, $977,500 ($0.10 per Unit in either case), up to an aggregate of $1,955,000 on or prior to the date of the applicable deadline. Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from November 5, 2022 to May 5, 2023 described above or redeem their shares in connection with such extensions. The Sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Placement Shares at a price of $10.00 per share. Our stockholders have approved the issuance of the Private Placement Shares upon conversion of such notes, to the extent the holder wishes to so convert such shares at the time of the consummation of our initial business combination. In the event that we receive notice from our founders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our founders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Additionally, if we cannot complete our initial business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination), we may be forced to liquidate and wind up unless we have obtained approval from our stockholders holding no less than 65% or more of the votes to further extend the time that we need to complete the Merger and provide out stockholders with the opportunity to redeem public shares in connection with such extension.

Sources of Target Businesses

We expect to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to the proprietary deal flow, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the Prospectus and know what types of businesses we are targeting. Our management team and founders, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers, directors, and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee, advisory fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. We have agreed to reimburse our founders for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

Furthermore, because Mr. Lei Huang, our Chief Executive Officer and director, is the Chief Executive Officer of US Tiger, we may utilize his affiliation with US Tiger during our search for suitable targets. If that occurs, we may engage US Tiger to act as our advisors in connection with the marketing of our business combination and pay to US Tiger a fee for such services upon consummation of our initial business combination which would be at market rates and conditioned upon the completion of the business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our founders, officers, directors, or advisors or making the acquisition through a joint venture or other form of shared ownership with our officers, directors or advisors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our founders, officers, directors, or advisors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in the section of this Report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A Common Stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholders approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a stockholder vote; (iii) the risk that the stockholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our founders, officers, directors, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our founders, officers, directors, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our founders, officers, directors, advisors or their affiliates anticipate that they may identify the stockholders with whom our founders, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our founders, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the business combination. Our founders, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our founders, officers, directors, advisors or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 under, the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our founders, officers, directors, advisors or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) of, or Rule 10b-5 under, the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our founders, officers, directors, advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any Private Placement Shares held by them in connection with the completion of our business combination. However, if our founders, officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our founders will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our founders, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares, Private Placement Shares, representative shares and any public shares purchased during or after the IPO in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, Private Placement Shares and representative shares, we would need 2,880,251, or 33.89%, of the 8,500,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.

These quorums and voting thresholds, and the voting agreements of our initial stockholders may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote, do not vote or abstain, and if they do vote, irrespective of whether they vote for or against the proposed transaction, and irrespective of whether they were a public stockholder on the record date for the general meeting held to approve the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against, or to abstain from voting on, our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination as described in the prospectus).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until November 5, 2022 to complete our initial business combination (or May 5, 2023, if we extend the time to complete a business combination). If we are unable to complete our business combination within such 12-month period (or 18 months, if we extend the time to complete a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our business combination within the 18-month time period.

If we anticipate that we may not be able to consummate our initial business combination by November 5, 2022, we may, but are not obligated to, extend the period of time to consummate a business combination twice by an additional three months each time (for a total of up to May 5, 2023 to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Wilmington Trust, National Association, in order to extend the time available for us to consummate our initial business combination, the Sponsor, upon at least five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three months extension, $977,500 ($0.10 per Unit in either case), up to an aggregate of $1,955,000 on or prior to the date of the applicable deadline. Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from November 5, 2022 to May 5, 2023, described above or redeem their shares in connection with such extensions. The Sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional Private Placement Shares at a price of $10.00 per share. Our stockholders have approved the issuance of the Private Placement Shares upon conversion of such notes, to the extent the holder wishes to so convert such shares at the time of the consummation of our initial business combination. In the event that we receive notice from our founders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our founders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Our initial stockholders have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares, Private Placement Shares and representative shares held by them if we fail to complete our initial business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination). However, if our initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our initial stockholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination), or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $700,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Shares, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of our company. We have not asked the Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked the Sponsor to reserve for such indemnification obligations and we cannot assure you that the Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. the Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $700,000 from the proceeds of the IPO with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination as described), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination as), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, the Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination), subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) our completion of an initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described in the Prospectus. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 48 Bridge Street Building A, Metuchen, New Jersey 08840.

Employees

We currently have three executive officers including Mr. Lei Huang, the Chief Executive Officer, Dr. Lei Xu, the President and Ms. Yuanmei Ma, the Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A Common Stock and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business combination.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 48 Bridge Street Building A, Metuchen, New Jersey 08840. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “FRLAU” on November 3, 2021. The Class A Common Stock and Warrants comprising the units began separate trading on Nasdaq on December 27, 2021, under the symbols “FRLA” and “FRLAW”, respectively.

Holders of Record

At March 25, 2022, there were 3 holders of record of our separately traded Class A Common Stock, 0 holder of record of our units, and 0 holder of record of our separately traded Warrants, and 8 holders of record of our Class B common stock. The number of record holders was determined from the records of our transfer agent and, with respect to the Class B common stock, the Company’s book entry and does not include beneficial owners of Class A Common Stock, Units, and separately traded Warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On November 5, 2021, simultaneously with the consummation of the IPO, the Company completed the Private Placement of 545,500 Private Placement Shares, including 505,500 shares to the Sponsor and 40,000 shares to the Representatives, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to complete our initial business combination using cash from the proceeds of IPO and the Private Placements of the Private Placement Shares, our capital stock, debt or a combination of cash, stock and debt. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Our amended and restated certificate of incorporation prohibits us from undertaking our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the sale of our securities and loans from the Sponsor to fund our operations.

On November 5, 2021, we consummated the IPO of 9,775,000 Units, which included 1,275,000 Units issued upon the full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A Common Stock, and one-half of one Warrants, each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $97,750,000.

On November 5, 2021, simultaneously with the consummation of the IPO, the Company completed the Private Placement of 545,500 Private Placement Shares, including 505,500 shares to the Sponsor and 40,000 shares to the Representative, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000.

The proceeds of $99,705,000 ($10.20 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in the Trust Account established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Recent Developments

On December 22, 2021, we announced that holders of the Company’s Units may elect to separately trade the shares of Class A Common Stock and Warrants included in its Units, commencing on or about December 27, 2021.

The Class A Common Stock shares and Warrants started to trade on the Nasdaq under the symbols “FRLA” and “FRLAW”, respectively. Units not separated will continue to trade on Nasdaq under the symbol “FRLAU.”

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities. We currently have until November 5, 2022 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by November 5, 2022, we may, but are not obligated to, extend the period of time twice by an additional three months each time and have until May 5, 2023 to consummate an initial business combination.

Results of Operations

Our entire activity from inception up to date was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 1, 2021 (inception) through December 31, 2021, we had net loss of $132,164, consisting of $1,310 of interest income from investments in the Trust Account, offset by $97,513 of operating costs, consisting mostly of general and administrative expenses and $35,961 franchise tax expenses.

Liquidity and Capital Resources

For the period from February 1, 2021 (inception) through December 31, 2021, cash used in operating activities was $276,811. As of December 31, 2021, we had cash outside the Trust Account of $99,706,310 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem the shares of common stock. As of December 31, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Until consummation of the business combination, we will be using the funds not held in the Trust Account, and any additional funding that may be loaned to us by our Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination, or, at the lender’s discretion, up to $3,000,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial stockholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO and the underwriters’ full exercise of the over-allotment. The deferred underwriters’ discount of $3,421,250 will become payable to the Representatives from the amounts held in the Trust Account solely in the event that we complete a business Combination.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Investments held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

We classify its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect our assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of our assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

We account for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

We have identified the United States as its only “major” tax jurisdiction.

We may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

We are incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021 and for the period from February 1, 2021 (inception) through December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report .

Name	Age	Position
Lei Huang	50	Chief Executive Officer, Director
Lei Xu	44	President, Chairwoman
Yuanmei Ma	51	Chief Financial Officer
David Xianglin Li	58	Director
Michael Davidov	47	Director
Norman C. Kristoff	67	Director

Below is a summary of the business experience of each of our executive officers and directors:

Mr. Lei Huang, Chief Executive Officer & Director. Mr. Huang has been our Chief Executive Officer and a director shortly since our inception. Since February 2022, Mr. Huang has served as a Director at Bybit FINTEC US Limited LLC, a financial technology company. Furthermore, Mr. Huang serve as a Director for UP Fintech Holding since November 2020 and MDLand International Corporation since December 2020. Mr. Huang has been the Chief Executive Officer of US Tiger Securities, Inc. since March 2019. Prior to joining Tiger Securities, Mr. Huang was the Chief Executive Officer at Haitong Securities U.S.A. from June 2018 to March 2019 and Chief Compliance Officer and Operation Manager of CICC U.S. Securities from March 2010 to June 2018. During a period from September 2004 to March 2010, Mr. Huang served as a compliance officer at Morgan Stanley, Lehman Brothers, and Barclays, respectively. From July 2001 to September 2004, Mr. Huang served as a regulatory supervisor at the National Association of Securities Dealers. Mr. Huang holds a Master’s degree in Global Financial Analysis from Bentley University. Mr. Huang is also Co-Chief Executive Officer of TradeUP Global (Nasdaq: TUGC), a special purpose acquisition company listed on Nasdaq and a Co-CEO of TradeUP 88, another special purpose acquisition company to be listed on Nasdaq. He is also the Chief Executive Officer and Director of Denali Capital Acquisition Corp., a special purpose acquisition company to be listed on Nasdaq.

Dr. Lei Xu, Chairwoman & President. Dr. Xu has been our Chairwoman and President shortly since our inception. Dr. Xu has served as the Executive President of Boya Foundation, a non-profit educational charity organization since July 2019. She has served as the Chairwoman of Peking University Alumni Association of Southern California (PUAASC) since January 2020. From January 2016 to December 2019, she served as the President and Director of PUAASC. Since December 2018, Dr. Xu has served as a limited partner at Seraph Group, an established global investment firm investing in early-stage companies in strategic high-growth sectors such as transportation, aerospace, digital media, sensors, social connectivity, advanced medical devices, health science, data analytics, smart mobility, and ecommerce efficiency. Dr. Xu has been a professor in the Department of Geography & the Environment at California State University – Fullerton since August 2006. She received her Ph.D. and M.A. degrees in Geography from McMaster University, and Bachelor’s degree from Peking University with a major in Urban and Environmental Sciences and a minor in Economics.

Ms. Yuanmei Ma, Chief Financial Officer. Yuanmei Ma has been our Chief Financial Officer shortly since our inception. Ms. Ma has served as the Chief Financial Officer of Mayrock Automotive Inc., a zero-emission commercial mobility company in California since September 2020. Ms. Ma was the director of investor relation at Highpower International Inc., from August 2016 to November 2019; when it was listed on Nasdaq (Formerly Nasdaq: HPJ). From July 2010 to June 2013, Ms. Ma was the Chief Financial Officer for Baosheng Steel Inc. She was Chief Financial Officer of Yihe Pharmaceutical Company Ltd. between August 2009 to June 2010; and Chief Financial Officer of Zhongpin Inc., (Formerly Nasdaq: HOGS), from September 2005 to October 2008. Ms. Ma holds an Executive MBA degree from both INSEAD Business School and Tsinghua University and a Bachelor’s degree in Accounting from Arkansas State University.

Dr. David Xianglin Li, Independent Director. Dr. Li is a professor of finance and faculty co-director of the Master of Finance program at Shanghai Advanced Institute of Finance. Moreover, he has been an associate director of the Chinese Academy of Financial Research (CAFR) at Shanghai Jiaotong University since January 2018, where he leads CAFR’s risk management center and fintech research centers. Prior to his current position, Mr. Li served as the head of enterprise risk methodology and analytics at Prudential Financial from March 2016 to August 2017, the head of modeling at AIG Investments from February 2012 to February 2016, the chief risk officer at China International Capital Corporation Ltd. from May 2008 to January 2012, the head of credit derivative research and analytics at Barclays Capital from June 2004 to April 2008 and the head of credit derivative research and analytics at Citigroup from October 2001 to May 2004. Mr. Li has also served in senior positions at AXA Financial, the RiskMetrics Group(RMG), and Canadian Imperial Bank of Commerce(CIBC), among others. Dr. Li was one of the pioneers in credit derivatives; his seminal work of using copula functions for credit portfolio modeling are widely cited by academic research, broadly used by practitioners for credit portfolio trading, risk management, and rating. Mr. Li has a Ph.D. degree in Statistics, Master’s degree in actuarial science from the University of Waterloo, an MBA from Laval University, a Master’s degree in Economics from Nankai University and a Bachelor’s degree in Mathematics from Yangzhou University. Mr. Li is also a director of TradeUP Global, a special purpose acquisition company listed on Nasdaq, and a director of TradeUP 88, a special purpose acquisition company to be listed on Nasdaq.

Mr. Michael Davidov, Independent Director. Mr. Davidov has more than 20 years of experience in the fields of investments and corporate finance. In 2012, he co-founded and served as the chief investment officer at Middle Kingdom Value Fund and Global Value Partners, special situations fund on China related and global value investments. From 2018 to 2019, Mr. Davidov served as the audit committee chairman for Nutriband (OTC:NTRB). From April 2006 to July 2009, Mr. Davidov was part of the management team of Middle Kingdom Alliance Corp., a U.S. listed special purpose acquisition company that completed its merger with Pypo China Holdings (a Beijing-based cell phone distribution company) and later changed its name to Funtalk China Holdings Limited (Formerly Nasdaq: FTLK). From January 1999 to December 2009, Mr. Davidov was the director of corporate finance and portfolio manager at High Capital Funding, LLC/Generation Capital, a private equity/special situations fund, where he structured and made private investment in public entity (PIPE) investments as a principal. Mr. Davidov received his Bachelor’s degree in Mathematics from Southern Illinois University and an MBA degree in finance from J. Mack Robinson School of Business at Georgia State University. Mr. Davidov is also a director of TradeUP Global, a special purpose acquisition company listed on Nasdaq, and a director of TradeUP 88, a special purpose acquisition company to be listed on Nasdaq.

Mr. Norman C. Kristoff, Independent Director. Mr. Kristoff has been managing director at Platform Whiz LLC, a financial advisory firm focusing on China and Pacific regions since 2014. Between May 1997 to June 2014, Mr. Kristoff was a managing member at Delphinian Quest Advisors, a boutique investment banking firm specializing in financing of companies located in Asia. From March 2002 to May 2003, Mr. Kristoff served on Aduromed Corporation’s, a medical waste remediation company, board of directors. From June 1991 to May 1992, Mr. Kristoff served as a managing director of Spencer Trask Securities, Inc., an investment banking firm. Furthermore, during his tenure from March 1978 to April 1990, Mr. Kristoff served as Senior Vice President and Department Head of North American Merger and Acquisition Operations at Yamaichi International (America), Inc. He was also the principal at KMS Management, an international consulting firm specializing in international emerging markets transactions, from September 1992 to March 1996. Mr. Kristoff holds a Bachelor’s degree in history from Washington & Lee University and is a member of the Asia Society and Japan Society.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Li, Davidov and Kristoff is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Since our IPO, we have an audit committee of the board of directors. Messrs. Davidov, Li and Kristoff serve as members of our audit committee. Mr. Davidov serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Davidov, Li and Kristoff are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Davidov qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory, or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Since our IPO, we have a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Li, Davidov and Kristoff. Mr. Li serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The current charter of the Compensation Committee also provides that the compensation committee may, in its sole discretion, retain, or obtain the advice of a compensation consultant, legal counsel, or other adviser and will be directly responsible for the appointment, compensation, and oversight of the work of any such adviser. Before engaging or receiving advice from a compensation consultant, external legal counsel, or any other adviser, however, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Some of our officers and directors have fiduciary and contractual duties to TradeUP Global, TradeUP 88., and Denali Capital Acquisition Corp. TradeUP Global, TradeUP 88, and Denali Capital Acquisition Corp. may compete with us for business combination opportunities. If TradeUP Global and TradeUP 88 decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by, or directors of, the Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of the Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by the Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Although we do not believe any conflict currently exists between us and our founders, affiliates of our founders or an officer or director may compete with us for acquisition opportunities. If such entities decide to pursue an opportunity, we may be precluded from procuring such opportunity. In addition, investment ideas generated within our founders may be suitable for both us and for an affiliate of founders and may be directed to such entity rather than to us. Neither our founders nor members of our management team who are also employed by or affiliated with our founders will have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or director of the company. Our founders and/or our management team, in their capacities as employees or affiliates of our founders or in their other endeavors, may be required to present potential business combinations to future founders’ affiliates or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers or directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination).

Our founders, officers or directors may also purchase public units or shares during or after the IPO, including in the open market or through privately negotiated transactions.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our officers may become an officer or director of any other SPACs even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination y November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination), as a matter of fact that certain of our founders are officer and directors of TradeUP Global Corporation, a SPAC listed on Nasdaq, TradeUP 88, a SPAC to be listed on Nasdaq, and Denali Capital Acquisition Corp., a SPAC to be listed on Nasdaq; as a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our founders, officers and directors have agreed to waive their redemption rights with respect to any founder shares, Private Placement Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our founders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and Private Placement Shares held by them if we fail to consummate our initial business combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination as described herein). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Shares will be worthless. With certain limited exceptions, 50% of founder shares will not be transferable, assignable by our founders until the earlier to occur of: (A) six months after the date of the consummation of our initial business combination, or (B) the date on which the closing price of our Class A Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. With certain limited exceptions, the Private Placement Shares, the working capital shares that may be issued upon conversion of working capital loans, will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our initial stockholders may directly or indirectly own founder shares, Private Placement Shares, and representative shares following the IPO, our initial stockholders may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our initial stockholders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our founders or an affiliate of our founders or any of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $3,000,000 of such loans may be convertible into working capital shares at a price of $10.00 per share at the option of the lender. Such working capital shares would be identical to the Private Placement Shares sold in the Private Placement.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, and directors currently have fiduciary duties or contractual obligations :

Individual(1)	Entity	Entity’s Business	Affiliation
Lei Huang	US Tiger Securities, Inc.	Broker/Dealer	Chief Executive Officer
	UP Fintech Holdings Limited	Holding Company	Director
	Marsco Investment Corporation	Broker/Dealer	Director
	Tiger Fintech Holdings, Inc.	Holding Company	Director
	MDLand International Corp.	Health Technology	Director
	TradeUP Global Corporation	SPAC	Co-CEO
	TradeUP 88 Corp.	SPAC	Co-CEO
	Denali Capital Acquisition Corp.	SPAC	CEO and Director
	Bybit FINTEC US Limited LLC	Technology	Director

Lei Xu	Boya Foundation Peking University Alumni Association of Southern California Seraph Group California State University, Fullerton	Non-profit Non-profit Investment Firm Education	Executive President Chairwoman Limited Partner Professor

Yuanmei Ma	Mayrock Automotive Inc.	Commercial mobility company	Chief Financial Officer

David Xianglin Li	Shanghai Advanced Institute of Finance	Education	Professor
	Chinese Academy of Financial Research at Shanghai Jiaotong University	Education	Associate Director
	TradeUP Global Corporation	SPAC	Director
	TradeUP 88 Corp.	SPAC	Director

Michael Davidov	TradeUP Global Corporation	SPAC	Director
	TradeUP 88 Corp.	SPAC	Director

Norman C. Kristoff	Platform Whiz LLC	Financial Advisory	Managing Director

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders or any affiliate of them, subject to certain approvals and consents. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. The potential investors shall be aware that Mr. Lei Huang, one of our founders and Chief Executive Officer, is also the Chief Executive Officer of US Tiger Securities, Inc., the representative of the underwriters in the IPO. Following consummation of the IPO, we may engage US Tiger to act as our advisors in connection with the marketing of our business combination or additional services in connection with our initial business combination. In connection with such engagement, we would pay fees in an amount that constitutes a market rate for comparable transactions. The payment of such fee would likely be conditioned upon the completion of the initial business combination.

US Tiger is an investment banking and advisory firm which provides advice on mergers and acquisitions, financial restructurings, valuation and capital structure to companies, institutions and governments. US Tiger is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. While US Tiger may become aware of a potential transaction that is an attractive opportunity for us, US Tiger will not have any duty or other obligation to offer acquisition opportunities to us. In addition, our officers and directors may have a duty to offer acquisition opportunities to clients of US Tiger, TradeUP Global, TradeUP 88, Denali Capital Acquisition Corp., or our other affiliates or other entities to which they owe duties. As a result, our affiliates and their respective clients may compete with us for business combination opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities.

Conflicts may arise from US Tiger’ affiliation with us, its provision of services both to us, TradeUP Global, TradeUP 88 and to third-party clients, as well as from actions undertaken by US Tiger for its own account. US Tiger is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Clients generally require US Tiger to act exclusively on their behalf and as a result and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participating as a buyer in the transaction. Alternatively, US Tiger, or another affiliate of the Sponsor, may be a financial advisor to a target business that we pursue a business combination with and US Tiger, or another affiliate of the Sponsor, may receive fees from the target business in connection with a business combination. US Tiger also represents potential buyer’s businesses and may be incentivized or obligated to direct an opportunity to one of these buyers in lieu of us, thereby eliminating or reducing the investment opportunity available to us.

In the event that we submit our initial business combination to our stockholders for a vote, our initial stockholders have agreed to vote any founder shares, Private Placement Shares and representative shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2021, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us, except that the Sponsor has transferred an aggregated amount of 389,500 founder shares to our officers, directors and their designees prior to the closing of IPO and additional 54,250 founder shares following the closing of IPO in connection with the exercise of the over-allotment in full, among which, (i) 122,000 were transferred to US Tiger, as designee of Mr. Lei Huang, our Chief Executive Officer and a director, (ii) 138,000 founder shares were transferred to Dr. Lei Xu, our Chairwoman and President, (iii) 122,000 founder shares were transferred to Ms. Yuanmei Ma, our Chief Financial Officer, (iv) 1,750 founder shares were transferred to Ms. Christy Szeto, our secretary, and (v) each 20,000 founder shares were transferred to each of Messrs. David Xianglin Li, Michael Davidov and Norman C. Kristoff, our independent directors. Other than as set forth elsewhere in this report, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of the shares of our outstanding common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Warrants included in the Units sold in the IPO as these Warrants are not exercisable until the later of 30 days after the completion of our initial business combination, or 12 months from the closing of the IPO. As of the date hereof, there are 12,884,250 shares of common stock issued and outstanding, including 10,440,500 shares Class A Common Stock and 2,443,750 shares of Class B common Stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Fortune Rise Sponsor LLC(2)(3)	2,505,500	19.45%
Koon Keung Chan(2)(3)	2,505,500	19.45%
US Tiger Securities, Inc.(4)	202,000	1.57%
Lei Huang	-	-
Lei Xu	138,000	1.07%
Yuanmei Ma	122,000	*
David Xianglin Li	20,000	*
Michael Davidov	20,000	*
Norman C. Kristoff	20,000	*
Christy Szeto	1,750	*
All executive officers, directors, and Christy Szeto as a group (7 individuals)(4)	321,750	2.50%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Fortune Rise Acquisition Corporation, 48 Bridge Street Building A, Metuchen, New Jersey 08840.
(2)	The Sponsor is the record holder of founder shares reported herein. Mr. Koon Keung Chan is the managing member of the Sponsor, and as such may be deemed to have sole voting and investment discretion with respect to the common stock held by the Sponsor.
(3)	Includes 2,000,000 founder shares and 505,500 Private Placement Shares.
(4)	Includes 20,000 Private Placement Shares, 60,000 representative shares, and 122,000 founder shares acquired as the designee of Mr. Huang.

 The founder shares, Private Placement Shares, representative shares and working capital shares are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our initial stockholders. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, 50% of founder shares may not be transferred, assigned or sold until the earlier to occur of: (a) six months after the date of the consummation of our initial business combination, or (b) the date on which the closing price of our Class A Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property, and (ii) in the case of the Private Placement Shares, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any affiliate of our founders, any members of our founders, or any of their affiliates, officers, directors, direct and indirect equity holders, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of Delaware or our founders’ limited liability company agreement upon dissolution of our founders, provided, however, that in the case of clauses (a) through (e), or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

In order to meet our working capital needs following the consummation of the IPO, our initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $3,000,000 of the notes may be converted to shares of Class A Common Stock, or working capital shares, at a price of $10.00 per share at the option of the lender. The working capital shares would be identical to the Private Placement Shares. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder and Private Placement Shares

On February 18, 2021, the Sponsor acquired 2,443,750 shares of common stock for a purchase price of $25,000. On March 2, 2021, we adopted first amended and restated certificate of incorporation to divide our common stock into Class A common stock and Class B common stock without changing the total number of the authorized shares of common stock. Accordingly, we cancelled and forfeited 2,443,750 shares of our common stock but issued 2,443,750 shares of Class B common stock (the “Class B Common Stock”), or founder shares, to the Sponsor. Prior to the initial investment in the Company of $25,000 by the Sponsor, we had no assets, tangible or intangible.

As of  December 31, 2021, there were 2,443,750 founder shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the sale of the Privates Placement Shares and issuance of representative shares and assuming our founders do not purchase public shares in the IPO). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued.

The Sponsor has transferred an aggregated amount of 443,750 founder shares to the Company’s officers, directors, secretary and their designees at the same price originally paid for such shares prior to the closing of the IPO. As a result of such transfers, US Tiger Securities, Inc., a Representative of the underwriters of the IPO, as the designee of Mr. Lei Huang, acquired 122,000 founder shares at the same price originally paid for such shares.

The holders of the founder shares have agreed not to transfer, assign or sell 50% of their founder shares until the earlier to occur of: (A) six months after the date of the consummation of the Company’s initial business combination, or (B) the date on which the closing price of the Company’s Class A Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of the Company’s initial business combination, or earlier, in either case, if, subsequent to the Company’s initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

On November 5, 2021, the Company completed the private sale of 505,500 shares of Class A Common Stock to the Sponsor, at a purchase price of $10.00 per share, generating gross proceeds to the Company of $5,055,000. The Private Placement Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination.

Representative Shares

The Company issued 120,000 representative shares to two Representatives without any consideration as part of the IPO compensation. The representative shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial business combination. The representative shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by November 5, 2022 (or May 5, 2023, if the Company extends the time to complete a business combination).

Promissory Note — Related Party

On February 10, 2021, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) August 10, 2021, extended to February 1, 2022 or (2) the closing of the IPO. Prior to the closing of the IPO, the Company had an outstanding loan balance of $235,000. The outstanding balance under the promissory note was repaid on November 6, 2021.

Related Party (Working Capital) Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, the founders or an affiliate of the founders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into working capital shares, at a price of $10.00 per share at the option of the lender. Such working capital shares would be identical to the Private Placement Shares. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

As of December 31, 2021, the Company had no borrowings under the working capital loans.

RELATED PARTY POLICY

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, other than as set forth elsewhere in the Prospectus, no finder’s fees, reimbursements or cash payments will be made to our founders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans may be convertible into working capital shares, at a price of $10.00 per share at the option of the lender. Such working capital shares are identical to the Private Placement Shares sold in the Private Placement.

Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Friedman LLP for the years ended December 31, 2021.

2021
Audit Fees	$61,000
Audit-Related Fees	–
Tax Fees	–
All Other Fees	–

Audit fees were for professional services rendered by Friedman LLP for the audit of our annual financial statements, and services that are normally provided by Friedman LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our IPO.

Pre-Approval of Services

Because our audit committee was not formed until November 2, 2021, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 2, 2021, among the Registrant, US Tiger Securities, Inc., and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)

3.1	Amended and Restated Certificate of Incorporation, dated October 27, 2021. (incorporated by reference to Exhibit 3.3 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

4.4	Warrant Agreement, dated November 2, 2021, between the Company and VStock Transfer, LLC, as warrant agent. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 8, 2021)

10.1	Letter Agreements, dated November 2, 2021, among the Company and certain security holders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)

10.2	Investment Management Trust Account Agreement, dated November 2, 2021, between the Company and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)

10.3	Registration Rights Agreement, dated November 2, 2021, among the Registrant, certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)

10.4	Private Placement Shares Purchase Agreement, dated November 2, 2021, between the Company and the Underwriters. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)

10.5	Form of Indemnity Agreements, between the Company and each of its directors and officers. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)

10.6	Securities Subscription Agreement, between the Company and the Sponsor dated February 18, 2021, including amendment dated March 1, 2021. (incorporated by reference to Exhibit 10.5 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

10.7	Promissory Note, dated February 10, 2021, issued to the Sponsor, as extended to the earlier of February 1, 2022, or the closing of the IPO. (incorporated by reference to Exhibit 10.1 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Dated: March 25, 2022	By:	/s/ Lei Huang
	Name:	Lei Huang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lei Huang	Chief Executive Officer (Principal executive officer) and Director	March 25, 2022
Lei Huang

/s/ Yuanmei Ma	Chief Financial Officer (Principal financial and accounting officer)	March 25, 2022
Yuanmei Ma

/s/ Lei Xu	President, Chairwoman	March 25, 2022
Lei Xu

/s/ David Xianglin Li	Independent Director	March 25, 2022
David Xianglin Li

/s/ Michael Davidov	Independent Director	March 25, 2022
Michael Davidov

/s/ Norman C. Kristoff	Independent Director	March 25, 2022
Norman C. Kristoff

FORTUNE RISE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Fortune Rise Acquisition Corporation

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Fortune Rise Acquisition Corporation (the “Company”) as of December 31, 2021, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from February 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Friedman LLP

Friedman LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 25, 2022

FORTUNE RISE ACQUISITION CORPORATION
BALANCE SHEET

December 31, 2021
Assets
Current assets:
Cash	$847,171
Prepaid expenses	187,500
Total current assets	1,034,671

Investments held in Trust Account	99,706,310
Total Assets	$100,740,981

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,202
Franchise taxes payable	35,961
Total current liabilities	44,163

Deferred underwriters' discount	3,421,250
Total Liabilities	3,465,413

Commitments and Contingencies

Common stock subject to possible redemption, 9,775,000 shares at conversion value of $10.20 per share	99,705,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-
Class A Common stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 9,775,000 shares subject to possible redemption)	66
Class B Common stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding	244
Additional paid-in capital	-
Accumulated deficit	(2,429, 742)
Total Stockholders' Deficit	(2,429,432)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$100,740,981

The accompanying notes are an integral part of these financial statements.

FORTUNE RISE ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the Period
From February 1, 2021
(inception) through
December 31, 2021
Formation and operating costs	$97,513
Franchise tax expenses	35,961
Loss from Operations	(133,474)

Other income:
Interest earned on investment held in Trust Account	1,310

Loss before income taxes	(132, 164)

Income taxes provision	-

Net loss	$(132, 164)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,643,844
Basic and diluted net income per share, common stock subject to possible redemption	$4.20
Basic and diluted weighted average shares outstanding, common stock attributable to Fortune Rise Acquisition Corporation	2,290,520
Basic and diluted net loss per share, common stock attributable to Fortune Rise Acquisition Corporation	$(3.07)

The accompanying notes are an integral part of these financial statements.

FORTUNE RISE ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Additional		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 1, 2021 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founders shares issued to initial stockholders	-	-	-	-	2,443,750	244	24,756	-	25,000
Sale of public units through public offering	-	-	9,775,000	978	-	-	97,749,022	-	97,750,000
Sale of private placement shares	-	-	545,500	54	-	-	5,454,946	-	5,455,000
Issuance of representative shares	-	-	120,000	12	-	-	(12)	-	-
Underwriters' discount	-	-	-	-	-	-	(5,376,250)	-	(5,376,250)
Other offering expenses	-	-	-	-	-	-	(446,018)	-	(446,018)
Reclassification of common stock subject to redemption	-	-	(9,775,000)	(978)	-	-	(93,320,947)	-	(93,321,925)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	-	-	5,558,519	-	5,558,519
Accretion of carrying value to redemption value	-	-	-	-	-	-	(9,644,016)	(2,297,578)	(11,941,594)
Net loss	-	-	-	-	-	-	-	(132, 164)	(132, 164)
Balance as of December 31, 2021	-	$-	665,500	$66	2,443,750	$244	$-	$(2,429, 742)	$(2,429, 432)

The accompanying notes are an integral part of these financial statements.

FORTUNE RISE ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FORTUNE RISE ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS

For the Period
From February 1, 2021
(inception) through
December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(132, 164)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,310)
Changes in operating assets and liabilities:
Prepaid expenses	(187,500)
Accounts payable and accrued expenses	8,202
Franchise tax payable	35,961
Net cash used in operating activities	(276,811)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(99,705,000)
Net cash used in investing activities	(99,705,000)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to the Sponsor	25,000
Return of proceeds from issuance of Common Stock to the Sponsor	(25,000)
Proceeds from issuance of shares of Common Stock to initial stockholders	25,000
Proceeds from sale of public units through public offering	97,750,000
Proceeds from sale of private placement shares	5,455,000
Payment of underwriters' discount	(1,955,000)
Payment of offering costs	(446,018)
Proceeds from issuance of promissory note to related party	235,000
Repayment on promissory note to related party	(235,000)
Net cash provided in financing activities	100,828,982

Net Change in Cash	847,171

Cash at beginning of period	-
Cash at end of year	$847,171

Supplemental Disclosure of Non-cash Financing Activities
Deferred marketing fees	$3,421,250
Change in value of common stock subject to redemption	$93,321,925
Allocation of offering costs to common stock subject to redemption	$5,558,519
Accretion of carrying value to redemption value	$11,941,594

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization and Business Operation

Fortune Rise Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on February 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination. The Company has selected December 31 as its fiscal year end.

As of December 31, 2021, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through December 31, 2021, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s initial public offering (“IPO”) became effective on November 2, 2021. On November 5, 2021 the Company consummated the IPO of 9,775,000 units (including 1,275,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”), and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $97,750,000 on November 5, 2021.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 545,500 shares of Class A Common Stock (the “Private Placement Shares”) including 505,500 shares to the Company’s sponsor, Fortune Rise Sponsor LLC (the “Sponsor”) and 40,000 shares to U.S. Tiger Securities and EF Hutton, a division of Benchmark Investment LLC, two representatives of the several underwriters (each, a “Representative”), at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000. The Private Placement Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

Transaction costs amounted to $5,822,268, consisting of $5,376,250 of underwriting fees and $446,018 of other offering costs. As of November 5, 2021, cash of $1,283,107 were held outside of the Trust Account (as defined below) and is available for the payment of offering costs, for the repayment of related party promissory note, and for working capital purposes.

The Company also issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to two Representatives as part of representative compensation  . The Representative Shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by November 5, 2022 (or May 5, 2023, if the Company extends the time to complete a Business Combination).

Following the closing of the IPO and the issuance and the sale of Private Placement Shares on November 5, 2021, $99,705,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee and invested the proceeds in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete the initial Business Combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination as described in the Prospectus) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of the Company’s public shares if it is unable to complete the Business Combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination as described in the Prospectus), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting fee and taxes payable and interest previously released for working capital purposes on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The shares of Class A Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until November 5, 2022 to complete the initial Business Combination (or May 5, 2023, if we extend the time to complete a business combination as described in the Prospectus) (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 18-month time period. The founders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (defined below), Private Placement Shares, and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination as described in the Prospectus) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination by November 5, 2022 (or May 5, 2023, if we extend the time to complete a business combination as described in the Prospectus), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations (See Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $5,822,268 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2021, approximately $100.3 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

☐	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

☐	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

☐	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

For the Period from
February 1, 2021
(inception) through
December 31, 2021
Net loss	$(132, 164)
Accretion of carrying value to redemption value	(11,941,594)
Net loss including accretion of carrying value to redemption value	$(12,073, 758)

	For the Period From
	February 1, 2021
	(inception) through
	December 31, 2021
		Non-
	Redeemable	Redeemable
	Common	Common
	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(5,044, 621)	$(7,029,137)
Accretion of carrying value to redemption value	11,941,594	—
Allocation of net income/(loss)	$6,896, 973	$(7,029,137)
Denominators:
Weighted-average shares outstanding	1,643,844	2,290,520
Basic and diluted net income/(loss) per share	$4.20	$(3.07)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Investments Held in Trust Account

As of December 31, 2021, assets held in the Trust Account were comprised of $99,706,310 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$99,706,310

Note 4 — Initial Public Offering

Pursuant to the IPO on November 5, 2021, the Company sold 9,775,000 Units at $10.00 per Public Unit, generating gross proceeds of $97,750,000. Each Public Unit consists of one share of the Company’s Class A Common Stock and one-half of one redeemable warrant. The Company will not issue fractional shares upon the exercise of warrants. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 9,775,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A Common Stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table.

As of December 31, 2021
Gross proceeds	$97,750,000
Less:
Proceeds allocated to public warrants	(4,428,075)
Offering costs of public shares	(5,558,519)
Plus:
Accretion of carrying value to redemption value	11,941,594
Class A Common stock subject to possible redemption	$99,705,000

Note 5 — Private Placement

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 545,500 Private Placement Shares including 505,500 shares to the Sponsor and 40,000 shares to two Representatives, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000. The Private Placement Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

Note 6 — Related Party Transactions

Founder and Private Placement Shares

On February 18, 2021, the Sponsor acquired 2,443,750 shares of common stock for a purchase price of $25,000. On March 2, 2021, the Company adopted first and amended certificate of incorporation to divide its common stock into Class A Common Stock and Class B Common Stock without changing the total amount of the authorized capital of common stock. As a result, the Company forfeited 2,443,750 shares of common stock and issued 2,443,750 shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) to the Sponsor.

As of  December 31, 2021, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the sale of Private Placement Shares and issuance of the Representative Shares).

The Sponsor has transferred an aggregated amount of 443,750 Founder Shares to the Company’s officers, directors, secretary and their designees at the same price originally paid for such shares prior to the closing of the IPO. As a result of such transfers, US Tiger Securities, Inc., a Representative of the underwriters of the IPO, as the designee of Mr. Lei Huang, acquired 122,000 Founder Shares at the same price originally paid for such shares.

The holders of the Founder Shares have agreed not to transfer, assign or sell 50% of their Founder Shares until the earlier to occur of: (A) six months after the date of the consummation of the Company’s initial business combination, or (B) the date on which the closing price of the Company’s Class A Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of the Company’s initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

On November 5, 2021, the Company completed the private sale of 505,500 shares of Class A Common Stock to the Sponsor, Fortune Rise Sponsor LLC, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,055,000. The Private Placement Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

Representative Shares

The Company issued 120,000 Representative Shares to two Representatives without any consideration as part of the IPO compensation. The Representative Shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by November 5, 2022 (or May 5, 2023, if the Company extends the time to complete a Business Combination).

Promissory Note — Related Party

On February 10, 2021, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) August 10, 2021, extended to February 1, 2022 or (2) the closing of the IPO. Prior to the closing of the IPO, the Company had an outstanding loan balance of $235,000. The outstanding balance under the Promissory Note was repaid on November 6, 2021.

Related Party (Working Capital) Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the founders or an affiliate of the founders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into working capital shares, at a price of $10.00 per share at the option of the lender. Such working capital shares would be identical to the Private Placement Shares. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

As of December 31, 2021, the Company had no borrowings under the working capital loans.

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Shares and common stocks that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Representatives entitled to underwriting discounts of (i) two percent (2.0%) of the gross proceeds of the IPO, or $1,955,000 in the aggregate and paid at the closing of the IPO and (ii) will be entitled to a deferred underwriting discount of three and a half percent (3.5%) of the gross proceeds of the IPO, or approximately $3,421,250 in the aggregate upon the consummation of a Business Combination..

Note 8 — Deferred underwriters’ discount

The Company is obligated to pay the underwriters a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO and the sale of over-allotment Option Units. The deferred underwriters’ discount of $3,421,250 will become payable to the Representatives from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination.

Note 9 — Stockholders’ Deficit

Preferred stock— The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of December 31, 2021, there were no preferred stock issued or outstanding.

Common stock— The Company was initially authorized to issue up to 60,000,000 shares of common stock, par value $0.0001 per share. At February 19, 2021, there were 2,443,750 shares of common stock issued and outstanding. On March 2, 2021, the Company adopted and effected first amended and restated certificate of incorporation to divide common stock into Class A Common Stock and Class B Common Stock resulting the Company is authorized to issue up to 60,000,000 shares of common stock, par value $0.0001 per share including 55,000,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock. Accordingly, the Company forfeited 2,443,750 shares of common stock issued to the Sponsor and issued 2,443,750 shares of Class B Common Stock to the Sponsor.

Class A Common Stock — The Company is authorized to issue 55,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of December 31, 2021, there were 665,500 shares of common stock issued and outstanding, excluding 9,775,000 ordinary shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the Company by the founders for no consideration, so that the founders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of December 31, 2021, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Holders of record of the Class A Common Stock and holders of record of the Class B Common Stock will vote together as a single class on all matters submitted to a vote of the stockholders, with each share of common stock entitling the holder to one vote except as required by applicable law.

Warrants— On November 5, 2021, the Company issued 4,887,500 warrants in connection with the IPO. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO or 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

As of December 31, 2021, 4,887,500 warrants were outstanding.

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file, and within 60 business days following its initial Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A Common Stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the above, if the Company’s Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, it will not be required to file or maintain in effect a registration statement, but it will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

☐	in whole and not in part;

☐	at a price of $0.01 per warrant;

☐	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

☐	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on third business day before the Company send the notice of redemption to the warrant holders.

The Company accounted for the 4,887,500 warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants is approximately $4.4 million, or $0.906 per Unit, using the Monte Carlo Model. The fair value of the warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 16.2%, (2) risk-free interest rate of 1.16%, (3) expected life of 5.91 years, (4) exercise price of $11.50 and (5) stock price of $9.548.

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the period from February 1, 2021 (inception) through December 31, 2021.

The income tax provision (benefit) consists of the following for the period from February 1, 2021 (inception) through December 31, 2021:

For the Period from
February 1, 2021
(inception) through
December 31, 2021
Current
Federal	$—
State	—
Deferred
Federal	(27,755)
State	—
Valuation allowance	27,755
Income tax provision	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For the Period from
February 1, 2021
(inception) through
December 31, 2021

U.S. statutory rate	21.0%
Change in valuation allowance	(21.0)%
Effective tax rate	0.0%

The Company’s net deferred tax assets were as follows as of December 31, 2021

Deferred tax assets:
Net operating loss carryover	$27,755
Total deferred tax assets	27,755
Valuation allowance	(27,755)
Deferred tax asset, net of allowance	$—

As of December 31, 2021, the Company had $132,164 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date on which the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.