Form 10-K/A
period 2021-12-31
Fortune Rise Acquisition Corp
filed 2022-04-22
CIK 1849294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of the common stock of the registrant outstanding as of March 25, 2022 was 12,884,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Friedman LLP	Auditor Location: New York, New York	PCAOB ID 711

EXPLANATORY NOTE

Fortune Rise Acquisition Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission on March 28, 2022 (the “Form 10-K”) to furnish Exhibits 1.1, 3.1, 4.1, 4.2, 4.3, 4.4, 10.1, 10.2, 10.3, 10.4, 10.5, 14, 99,1 and 99.2 to incorporate with correct hyperlinks by reference. The Company hereby amends the Form 10-K by resubmitting the corrected Exhibit Index with this Amendment.

This Amendment is an exhibit-only filing. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Form 10-K, and does not modify, amend or update any other item or disclosures in the Form 10-K, including the financial information. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 2, 2021, among the Registrant, US Tiger Securities, Inc., and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
3.1	Amended and Restated Certificate of Incorporation, dated October 27, 2021. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
3.2	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
4.4	Warrant Agreement, dated November 2, 2021, between the Company and VStock Transfer, LLC, as warrant agent. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 8, 2021)
10.1	Letter Agreements, dated November 2, 2021, among the Company and certain security holders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.2	Investment Management Trust Account Agreement, dated November 2, 2021, between the Company and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.3	Registration Rights Agreement, dated November 2, 2021, among the Registrant, certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.4	Private Placement Shares Purchase Agreement, dated November 2, 2021, between the Company and the Underwriters. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.5	Indemnity Agreements, dated November 2, 2021, between the Company and each of its directors and officers. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.6	Securities Subscription Agreement, between the Company and the Sponsor dated February 18, 2021, including amendment dated March 1, 2021. (incorporated by reference to Exhibit 10.5 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
10.7	Promissory Note, dated February 10, 2021, issued to the Sponsor, as extended to the earlier of February 1, 2022, or the closing of the IPO. (incorporated by reference to Exhibit 10.1 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 28, 2022)
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 28, 2022)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Dated: April 22, 2022	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	Chief Financial Officer