Form 10-Q
period 2022-03-31
Fortune Rise Acquisition Corp
filed 2022-05-16
CIK 1849294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from               to

Commission File Number: 001-40990

Fortune Rise Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-1850747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Bridge Street, Building A Metuchen, New Jersey	08840
(Address of principal executive offices)	(Zip Code)

909-214-2482
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and on-half of one Warrant	FRLAU	The NASDAQ Stock Market LLC

Class A Common Stock, par value $0.0001 per share	FRLA	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	FRLAW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ◻

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 16, 2022, 12,884,250 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

Item 1.Financial Statements

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$617,472	$847,171
Prepaid expenses	153,575	187,500
Total current assets	771,047	1,034,671

Investments held in Trust Account	99,714,447	99,706,310
Total Assets	$100,485,494	$100,740,981

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,898	$8,202
Franchise taxes payable	48,400	35,961
Total current liabilities	59,298	44,163

Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	3,480,548	3,465,413

Commitments and Contingencies

Common stock subject to possible redemption, 9,775,000 shares at conversion value of $10.20 per share as of March 31, 2022 and December 31, 2021	99,705,000	99,705,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A Common stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 9,775,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	66	66
Class B Common stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021	244	244
Additional paid-in capital	—	—
Accumulated deficit	(2,700,364)	(2,429,742)
Total Stockholders' Deficit	(2,700,054)	(2,429,432)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$100,485,494	$100,740,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period
	For the	From February 1, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Formation and operating costs	$230,359	$9,875
Franchise tax expenses	48,400	—
Loss from Operations	(278,759)	(9,875)

Other income:
Interest earned on investment held in Trust Account	8,137	—

Loss before income taxes	(270,622)	(9,875)

Income taxes provision	—	—

Net loss	$(270,622)	$(9,875)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	9,775,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$(0.02)	$—
Basic and diluted weighted average shares outstanding, common stock attributable to Fortune Rise Acquisition Corporation	3,109,250	2,125,000	(1)
Basic and diluted net loss per share, common stock attributable to Fortune Rise Acquisition Corporation	$(0.02)	$(0.00)

(1)

This number excludes an aggregate of up to 318,750 shares of Class B common stock subject to forfeiture as the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on November 5, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

							Additional		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 1, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founders shares issued to initial stockholders	—	—	—	—	2,443,750	244	24,756	—	25,000
Net loss	—	—	—	—	—	—	—	(9,875)	(9,875)
Balance as of March 31, 2021	—	$—	—	$—	2,443,750	$244	$24,756	$(9,875)	$15,125

							Additional		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	$—	665,500	$66	2,443,750	$244	$—	$(2,429,742)	$(2,429,432)
Net loss	—	—	—	—	—	—	—	(270,622)	(270,622)
Balance as of March 31, 2022	—	$—	665,500	$66	2,443,750	$244	$—	$(2,700,364)	$(2,700,054)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
	For the	From February 1, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(270,622)	$(9,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(8,137)	—
Changes in operating assets and liabilities:
Prepaid expenses	33,925	—
Accounts payable and accrued expenses	2,696	—
Franchise tax payable	12,439	—
Net cash used in operating activities	(229,699)	(9,875)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to initial stockholders	—	25,000
Payment of offering costs	—	(194,402)
Proceeds from issuance of promissory note to related party	—	305,000
Net cash provided by financing activities	—	135,598

Net Change in Cash	(229,699)	125,723

Cash at beginning of the period	847,171	—
Cash at end of the period	$617,472	$125,723

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, the Company had not commenced any operations. For the three months ended March 31, 2022 and for the period from February 1, 2021 (inception) through March 31, 2021, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The Company also issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to two Representatives as part of representative compensation. The Representative Shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by November 5, 2022 (or May 5, 2023, if the Company extends the time to complete a Business Combination).

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 28, 2022.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2022 and December 31, 2021, approximately $100.1 million and $100.3 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

◻

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

◻

Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

◻	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months ended March 31, 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. For the period from February 1, 2021 (inception) through March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

			For the Period from
	For the		February 1, 2021
	Three Months Ended		(inception) through
	March 31, 2022		March 31, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(205,315)	$(65,307)	$—	$(9,875)
Denominators:
Weighted-average shares outstanding	9,775,000	3,109,250	—	2,125,000	(1)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$—	$(0.00)

(1)	This number excludes an aggregate of up to 318,750 shares of Class B common stock subject to forfeiture as the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on November 5, 2021.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 —Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $99,714,447 and $99,706,310, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$99,714,447

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$99,706,310

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

As of March 31, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table.

	As of	As of
	March 31, 2022	December 31, 2021
Gross proceeds	$97,750,000	$97,750,000
Less:
Proceeds allocated to public warrants	(4,428,075)	(4,428,075)
Offering costs of public shares	(5,558,519)	(5,558,519)
Plus:
Accretion of carrying value to redemption value	11,941,594	11,941,594
Class A Common stock subject to possible redemption	$99,705,000	$99,705,000

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

As of March 31, 2022 and December 31, 2021, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Shares and common stocks that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Note 9 — Stockholders’ Deficit

Preferred stock— The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

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

Class A Common Stock — The Company is authorized to issue 55,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 665,500 shares of common stock issued and outstanding, excluding 9,775,000 ordinary shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the Company by the founders for no consideration, so that the founders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of March 31, 2022 and December 31, 2021, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, 4,887,500 warrants were outstanding.

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

◻	in whole and not in part;
◻	at a price of $0.01 per warrant;
◻	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
◻

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

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the three months ended March 31, 2022 and for the period from February 1, 2021 (inception) through March 31, 2021.

The income tax provision (benefit) consists of the following for the three months ended March 31, 2022 and for the period from February 1, 2021 (inception) through March 31, 2021:

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

For the Period from
	For the	February 1, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Current
Federal	$—	$—
State	—	—
Deferred
Federal	56,830	2,074
State	—	—
Valuation allowance	(56,830)	(2,074)
Income tax provision	$—	$—

The Company’s net deferred tax assets were as follows as of March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$84,585	$27,755
Total deferred tax assets	84,585	27,755
Valuation allowance	(84,585)	(27,755)
Deferred tax asset, net of allowance	$—	$—

As of March 31, 2022 and December 31, 2021, the Company had $402,786 and $132,164, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up May 16, 2022, on which the unaudited condensed financial statements were issued. Other than disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

On April 14, 2022, the Company established Sigma Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Sigma Merger Sub”), and Gamma Merger Sub Inc. a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Gamma Merger Sub” together with Sigma Merger Sub, “Merger Subs” and each, a “Merger Sub”).

On April 26, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and the Merger Subs, VCV Power Sigma, Inc., a Delaware corporation (“Sigma”), VCV Power Gamma, Inc., a Delaware corporation (“Gamma”, and, together with Sigma, “VCV Digital Technology”), and Jerry Tang, in his capacity as the representative for stockholders of VCV Digital Technology. Pursuant to the Merger Agreement, among other things, (i) in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Sigma Merger Sub will merge with and into Sigma (the “Sigma Merger”), with Sigma surviving the Sigma Merger as the Company’s wholly owned subsidiary (“Surviving Sigma”), and (ii) in accordance with the DGCL, Gamma Merger Sub will merge with and into Gamma (the “Gamma Merger” and, together with the Sigma Merger, the “Mergers”), with Gamma surviving the Gamma Merger as its wholly owned subsidiary (“Surviving Gamma” and, together with Surviving Sigma, the “Surviving Companies” and each, a “Surviving Company”). The Mergers will become effective at such time on the date of the closing of the Mergers (the “Closing”) as the certificates of merger are duly filed with the Secretary of State of the State of Delaware or at such other time specified in the certificates of merger (the “Effective Time”). Effective from the Closing, the Parent will change its name to “VCV Digital Technology, Inc.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Fortune Rise Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Fortune Rise Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on November 3, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination except that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

We will effectuate our business combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of common stock (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Company’s sponsor, Fortune Rise Sponsor LLC (the “Sponsor”), additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful. Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the trust account (the “Trust Account”), although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Recent Development

Proposed Business Combination with VCV Digital Technology

On November 30, 2021, we entered into a certain letter of intent for the business combination with VCV Power Sigma, Inc., a Delaware corporation, which was previously known as “TYMIF Coin Ventures LLC” (“Sigma”) and formally started to discuss the related matters for the business combination.

On April 26, 2022, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among Sigma Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Sigma Merger Sub”), Gamma Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Gamma Merger Sub” and, together with Sigma Merger Sub, “Merger Subs” and each, a “Merger Sub”), VCV Power Sigma, Inc., a Delaware corporation (“Sigma”), VCV Power Gamma, Inc., a Delaware corporation (“Gamma”, and, together with Sigma, “VCV Digital Technology”), and Jerry Tang, in his capacity as the representative for stockholders of VCV Digital Technology and for certain limited purposes under Section 5.13 thereunder. Pursuant to the Merger Agreement, among other things, (i) in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Sigma Merger Sub will merge with and into Sigma (the “Sigma Merger”), with Sigma surviving the Sigma Merger as our wholly owned subsidiary (“Surviving Sigma”), and (ii) in accordance with the DGCL, Gamma Merger Sub will merge with and into Gamma (the “Gamma Merger” and, together with the Sigma Merger, the “Mergers”), with Gamma surviving the Gamma Merger as our wholly owned subsidiary (“Surviving Gamma” and, together with Surviving Sigma, the “Surviving Companies” and each, a “Surviving Company”). The Mergers will become effective at such time on the date of the closing of the Mergers (the “Closing”) as the certificates of merger are duly filed with the Secretary of State of the State of Delaware or at such other time specified in the certificates of merger (the “Effective Time”). Effective from the Closing, the Parent will change its name to “VCV Digital Technology, Inc.”

Closing Merger Consideration

Pursuant to the Merger Agreement, as consideration for their shares of Class A common stock, par value $0.0001 per share, or Class B common stock, par value $0.0001 per share, of Sigma (collectively, “Sigma Common Stock”), stockholders of Sigma will receive an aggregate number of newly issued shares of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), equal to the quotient obtained by dividing $50,000,000 by the per share redemption price at the Closing (the “Closing Price”) provided for in our amended and restated certificate of incorporation (the “Sigma Merger Consideration Shares”). Each share of Sigma Common Stock (other than shares held immediately prior to the Effective Time by Sigma or us (“Sigma Excluded Shares”) and shares as to which appraisal rights have been properly exercised in accordance with Delaware law (“Sigma Dissenting Shares”)) will be automatically converted into the right to receive a number of shares of Class A Common Stock equal to the quotient obtained by dividing the Sigma Merger Consideration Shares by the number of shares of Sigma Common Stock (including restricted stock and Sigma Dissenting Shares but excluding Sigma Excluded Shares) outstanding as of immediately prior to the Effective Time (the “Sigma Exchange Ratio”).

As consideration for their shares of Class A common stock, par value $0.0001 per share, or Class B common stock, par value $0.0001 per share of Gamma (collectively, “Gamma Common Stock”), stockholders of Gamma will receive an aggregate number of newly issued shares of Class A Common Stock equal to the quotient obtained by dividing $200,000,000 by the Closing Price (the “Gamma Merger Consideration Shares” and, together with the Sigma Merger Consideration Shares, the “Closing Merger Consideration Shares”). Each share of Gamma Common Stock (other than shares held immediately prior to the Effective Time by Gamma or us (“Gamma Excluded Shares”) and shares as to which appraisal rights have been properly exercised in accordance with Delaware law (“Gamma Dissenting Shares”)) will be automatically converted into the right to receive a number of shares of Class A Common Stock equal to the quotient obtained by dividing the Gamma Merger Consideration Shares by the number of shares of Gamma Common Stock (including restricted stock and Gamma Dissenting Shares but excluding Gamma Excluded Shares) outstanding as of immediately prior to the Effective Time (the “Gamma Exchange Ratio”).

Earnout Consideration and Earnout Escrow Account

In addition to the Gamma Merger Consideration Shares, Gamma stockholders will be eligible to receive earnout consideration of up to an aggregate number of newly issued shares of Class A common Stock equal to the quotient obtained by dividing $100,000,000 by the Closing Price (the “Gamma Earnout Consideration Shares”). At the Closing, we shall deposit with Vstock Transfer LLC, as the escrow agent (the “Escrow Agent”) the Gamma Earnout Consideration Shares, less any portion of the Gamma Earnout Consideration Shares that has become vested and deliverable to Gamma stockholders prior to the Closing, in a segregated escrow account (the “Earnout Escrow Account”). As provided in the Merger Agreement, during the period beginning on the date of the Merger Agreement and ending on April 30, 2023, each one fourth of the Gamma Earnout Consideration Shares will be disbursed from the Earnout Escrow Account and delivered to Gamma stockholders upon the achievement of the following events (the “Triggering Events”):

a)	Deployment of 4,500 aggregate miners by us, VCV Digital Technology, the Surviving Companies, or any subsidiaries of any of the foregoing, including by means of a merger or asset acquisition, as reflected in the applicable mining pool monitor; and

b)	Each additional deployment of 2,000 miners (up to a maximum of 6,000 additional miners) by us, VCV Digital Technology, the Surviving Companies, or any subsidiaries of any of the foregoing, including by means of a merger or asset acquisition, as reflected in the applicable mining pool monitor.

If any of the Triggering Events has been achieved prior to Closing, the applicable portion of the Gamma Earnout Consideration Shares shall become vested and deliverable to Gamma stockholders at the Closing. If any of the Triggering Events has not been achieved by April 30, 2023, the applicable portion of the Gamma Earnout Consideration Shares shall be forfeited pursuant to the Merger Agreement and the escrow agreement to be entered by and among us, Jerry Tang, as the stockholder representative, and the Escrow Agent.

The Mergers also call for additional agreements, including, among others, the Lock-Up Agreements and the Voting Agreements, as described elsewhere in the current report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2022.

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

For the three months ended March 31, 2022, we had net loss of $270,622, consisting of $230,359 of operating costs, consisting mostly of general and administrative expenses and $48,400 franchise tax expenses, offset by $8,137 of interest income from investments in the Trust Account.

For the period from February 1, 2021 (inception) through March 31, 2021, we had net loss of $9,875, consisting mostly of formation costs.

Liquidity and Capital Resources

For the three months ended March 31, 2022, cash used in operating activities was $229,699. As of March 31, 2022, we had cash outside the Trust Account of $617,472 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the shares of common stock. As of March 31, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO and the underwriters’ full exercise of the over-allotment. The deferred underwriters’ discount of $3,421,250 will become payable to the U.S. Tiger Securities (“US Tiger”) and EF Hutton, a division of Benchmark Investment LLC, two representatives of the several underwriters of the IPO (each, a “Representative”), from the amounts held in the Trust Account solely in the event that we complete a Business Combination.

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

Investments held in Trust Account

At March 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock, $0.0001 par value per share (the “Class A Common Stock”) subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of March 31, 2022.

This Quarterly Report on Form 10-Q does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Not applicable to Smaller Reporting Companies. As provided in the Merger Agreement, we will file a proxy statement/prospectus to seek stockholders’ approval to the Merger Agreement and the transactions contemplated thereunder and risk factors in connection with the Business Combination will be disclosed in such proxy statement/prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On November 5, 2021, simultaneously with the consummation of the IPO, the Company completed the Private Placement of 545,500 Private Placement Shares, including 505,500 shares to the Sponsor and 40,000 shares to the Representatives, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On November 5, 2021, we consummated the IPO of 9,775,000 units (including 1,275,000 units issued upon the full exercise of the over-allotment option, the “Units”). Each Unit consists of one share of Class A Common Stock, and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we completed the Private Placement of 545,500 Private Placement Shares including 505,500 shares to the Sponsor and 40,000 shares to US Tiger and EF Hutton, a division of Benchmark Investment LLC, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000. The proceeds of $99,705,000 ($10.20 per Unit) in the aggregate from the IPO and the Private Placement, were placed in Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of April 26, 2022, by and among the Registrant, Merger Subs, VCV Digital Technology, and Jerry Tang (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 2, 2022).

10.1

Voting Agreement, dated as of April 26, 2022, by and among the Registrant, VCV Digital Technology and certain initial stockholders of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 2, 2022).

10.2

Voting Agreement, dated as of April 26, 2022, by and among the Registrant, VCV Digital Technology and certain stockholders of VCV Digital Technology (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 2, 2022).

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

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Dated: May 16, 2022	By:	/s/ Lei Huang
	Name:	Lei Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	Chief Financial Officer
(Principal Financial
and Accounting Officer)