Form 10-Q
period 2022-06-30
Fortune Rise Acquisition Corp
filed 2022-08-09
CIK 1849294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, 12,884,250 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

Item 1.Financial Statements

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$388,584	$847,171
Prepaid expenses	96,150	187,500
Total current assets	484,734	1,034,671

Investments held in Trust Account	99,856,056	99,706,310
Total Assets	$100,340,790	$100,740,981

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$198	$8,202
Franchise taxes payable	96,600	35,961
Total current liabilities	96,798	44,163

Deferred underwriters’ discount	3,421,250	3,421,250
Total Liabilities	3,518,048	3,465,413

Commitments and Contingencies

Common stock subject to possible redemption, 9,775,000 shares at conversion value of $10.20 per share as of June 30, 2022 and December 31, 2021	99,705,000	99,705,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A Common stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 9,775,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	66	66
Class B Common stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of June 30, 2022 and December 31, 2021	244	244
Additional paid-in capital	—	—
Accumulated deficit	(2,882,568)	(2,429,742)
Total Stockholders’ Deficit	(2,882,258)	(2,429,432)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$100,340,790	$100,740,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
	For the	For the		For the	From February 1, 2021
	Three Months Ended	Three Months Ended		Six Months Ended	(inception) through
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021

Formation and operating costs	$275,613	$—		$505,972	$9,875
Franchise tax expenses	48,200	—		96,600	—
Loss from Operations	(323,813)	—		(602,572)	(9,875)

Other income:
Dividend earned on investment held in Trust Account	141,609	—		149,746	—

Loss before income taxes	(182,204)	—		(452,826)	(9,875)

Income taxes provision	—	—		—	—

Net loss	$(182,204)	$—		$(452,826)	$(9,875)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	9,775,000	—		9,775,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$(0.01)	$—		$(0.04)	$—
Basic and diluted weighted average shares outstanding, common stock attributable to Fortune Rise Acquisition Corporation	3,109,250	2,125,000	(1)	3,109,250	2,125,000	(1)
Basic and diluted net loss per share, common stock attributable to Fortune Rise Acquisition Corporation	$(0.01)	$(0.00)		$(0.04)	$(0.00)
(1)

This number excludes an aggregate of up to 318,750 shares of Class B common stock subject to forfeiture as the over-allotment option is not exercised in full or in part by the underwriters prior to the Initial Public Offering on November 5, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Six Months Ended June 30, 2022
							Additional		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	—	$—	665,500	$66	2,443,750	$244	$—	$(2,429,742)	$(2,429,432)
Net loss	—	—	—	—	—	—	—	(270,622)	(270,622)
Balance as of March 31, 2022	—	—	665,500	66	2,443,750	244	—	(2,700,364)	(2,700,054)
Net loss								(182,204)	(182,204)
Balance as of June 30, 2022	—	$—	665,500	$66	2,443,750	$244	$—	$(2,882,568)	$(2,882,258)

	For the Period from February 1, 2021 (inception) through June 30, 2021
							Additional		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 1, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founders shares issued to initial stockholders	—	—	—	—	2,443,750	244	24,756	—	25,000
Net loss	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2021	—	—	—	—	2,443,750	244	24,756	—	25,000
Net loss
Balance as of June 30, 2021	—	$—	—	$—	2,443,750	$244	$24,756	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
	For the	From February 1, 2021
	Six Months Ended	(inception) through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(452,826)	$(9,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(149,746)	—
Changes in operating assets and liabilities:
Prepaid expenses	91,350	—
Accounts payable and accrued expenses	(8,004)	—
Franchise tax payable	60,639	—
Net cash used in operating activities	(458,587)	(9,875)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to initial stockholders	—	25,000
Payment of offering costs	—	(210,378)
Proceeds from issuance of promissory note to related party	—	305,000
Net cash provided by financing activities	—	119,622

Net Change in Cash	(458,587)	109,747

Cash at beginning of the period	847,171	—
Cash at end of the period	$388,584	$109,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 1 — Organization and Business Operation

Fortune Rise Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on February 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has selected December 31 as its fiscal year end.

As of June 30, 2022 and December 31, 2021, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through June 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the proceeds derived from the IPO.

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

JUNE 30, 2022

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Termination of the Proposed Business Combination

On April 26, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among Sigma Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Sigma Merger Sub”), Gamma Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Gamma Merger Sub” and, together with Sigma Merger Sub, “Merger Subs” and each, a “Merger Sub”), VCV Power Sigma, Inc., a Delaware corporation (“Sigma”), VCV Power Gamma, Inc., a Delaware corporation (“Gamma”, and, together with Sigma, “VCV Digital Technology”), and Jerry Tang, in his capacity as the representative for stockholders of VCV Digital Technology and for certain limited purposes under Section 5.13 thereunder. Pursuant to the Merger Agreement, among other things, (i) in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Sigma Merger Sub will merge with and into Sigma, with Sigma surviving the Sigma Merger as our wholly owned subsidiary, and (ii) in accordance with the DGCL, Gamma Merger Sub will merge with and into Gamma, with Gamma surviving the Gamma Merger as our wholly owned subsidiary.

Termination of the Merger Agreement

On July 19, 2022, pursuant to Section 11.01(a) of the Merger Agreement, the Company and VCV Digital Technology entered into a termination agreement (the “Termination Agreement”) and mutually agreed to terminate the Merger Agreement and the transaction contemplated thereby may be abandoned, effective immediately.

Liquidity and Capital Resource

As of June 30, 2022, the Company had $388,584 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the IPO.

Prior to the IPO, the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note from the Sponsor of $235,000. The promissory note from the Sponsor was repaid in full on November 6, 2021.

Upon the closing of the IPO on November 5, 2021 and the issuance and sale of Private Placement Shares, $99,705,000 of cash was placed in the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or affiliates of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (see Note 6). To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 28, 2022 and further amended and filed with the Securities and Exchange Commission on April 22, 2022.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Investments held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2022 and December 31, 2021, approximately $100.0 million and $100.3 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
●	Level 2 – Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and six months ended June 30, 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. For the three months ended June 30, 2021 and for the period from February 1, 2021 (inception) through June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

	For the		For the
	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(138,234)	$(43,970)	$—	$—
Denominators:
Weighted-average shares outstanding	9,775,000	3,109,250	—	2,125,000	(1)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)

			For the Period from
	For the		February 1, 2021
	Six Months Ended		(inception) through
	June 30, 2022		June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(343,549)	$(109,277)	$—	$(9,875)
Denominators:
Weighted-average shares outstanding	9,775,000	3,109,250	—	2,125,000	(1)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$—	$(0.00)
(1)	This number excludes an aggregate of up to 318,750 shares of Class B common stock subject to forfeiture as the over-allotment option is not exercised in full or in part by the underwriters prior to the IPO on November 5, 2021.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 —Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $99,856,056 and $99,706,310, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$99,856,056	$99,706,310

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

As of June 30, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table.

	As of	As of
	June 30, 2022	December 31, 2021
Gross proceeds	$97,750,000	$97,750,000
Less:
Proceeds allocated to public warrants	(4,428,075)	(4,428,075)
Offering costs of public shares	(5,558,519)	(5,558,519)
Plus:
Accretion of carrying value to redemption value	11,941,594	11,941,594
Class A Common stock subject to possible redemption	$99,705,000	$99,705,000

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

As of June 30, 2022 and December 31, 2021, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Underwriters Agreement

The Representatives entitled to underwriting discounts of (i) two percent (2.0%) of the gross proceeds of the IPO, or $1,955,000 in the aggregate and paid at the closing of the IPO and (ii) will be entitled to a deferred underwriting discount of three and a half percent (3.5%) of the gross proceeds of the IPO, or approximately $3,421,250 in the aggregate upon the consummation of a Business Combination.

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

Note 9 — Stockholders’ Deficit

Preferred stock— The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

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

Class A Common Stock — The Company is authorized to issue 55,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 665,500 shares of common stock issued and outstanding, excluding 9,775,000 ordinary shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the Company by the founders for no consideration, so that the founders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of June 30, 2022 and December 31, 2021, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

As of June 30, 2022 and December 31, 2021, 4,887,500 warrants were outstanding.

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on third business day before the Company send the notice of redemption to the warrant holders.

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

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from February 1, 2021 (inception) through June 30, 2021.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The income tax provision (benefit) consists of the following:

For the Period from
	For the	For the	For the	February 1, 2021
	Three Months Ended	Three Months Ended	Six Months Ended	(inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Current
Federal	$—	$—	$—	$—
State	—	—	—	—
Deferred
Federal	38,263	—	95,093	2,074
State	—	—	—	—
Valuation allowance	(38,263)	—	(95,093)	(2,074)
Income tax provision	$—	$—	$—	$—

The Company’s net deferred tax assets were as follows as of:

	June 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$122,848	$27,755
Total deferred tax assets	122,848	27,755
Valuation allowance	(122,848)	(27,755)
Deferred tax asset, net of allowance	$—	$—

As of June 30, 2022 and December 31, 2021, the Company had $584,990 and $132,164, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 9, 2022 on which the unaudited condensed financial statements were issued. Except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

Termination of the Merger Agreement

On July 19, 2022, pursuant to Section 11.01(a) of the Merger Agreement, the Company and VCV Digital Technology entered into the Termination Agreement and mutually agreed to terminate the Merger Agreement and the transaction contemplated thereby may be abandoned, effective immediately.

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

Overview

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination except that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

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

Recent Development

Termination of the Proposed Business Combination with VCV Digital Technology

On April 26, 2022, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among Sigma Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Sigma Merger Sub”), Gamma Merger Sub Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Gamma Merger Sub” and, together with Sigma Merger Sub, “Merger Subs” and each, a “Merger Sub”), VCV Power Sigma, Inc., a Delaware corporation (“Sigma”), VCV Power Gamma, Inc., a Delaware corporation

(“Gamma”, and, together with Sigma, “VCV Digital Technology”), and Jerry Tang, in his capacity as the representative for stockholders of VCV Digital Technology and for certain limited purposes under Section 5.13 thereunder. Pursuant to the Merger Agreement, among other things, (i) in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Sigma Merger Sub will merge with and into Sigma, with Sigma surviving the Sigma Merger as our wholly owned subsidiary, and (ii) in accordance with the DGCL, Gamma Merger Sub will merge with and into Gamma, with Gamma surviving the Gamma Merger as our wholly owned subsidiary.

Termination of the Merger Agreement

On July 19, 2022, pursuant to Section 11.01(a) of the Merger Agreement, we and VCV Digital Technology entered into a termination agreement (the “Termination Agreement”) and mutually agreed to terminate the Merger Agreement and the transaction contemplated thereby may be abandoned, effective immediately. By virtue of the termination of the Merger Agreement, the associated voting agreements are terminated in accordance with its respective terms. A copy of the Termination Agreement was previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2022.

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

For the three months ended June 30, 2022, we had a net loss of $182,204, which consisted of formation and operating costs $275,613 and franchise tax expenses of $48,200 and offset by dividend earned on investment held in Trust Account of $141,609.

For the six months ended June 30, 2022, we had a net loss of $452,826, which consisted of formation and operating costs $505,972 and franchise tax expenses of $96,600 and offset by dividend earned on investment held in Trust Account of $149,746.

For the period from February 1, 2021 (inception) through June 30, 2021, we had a net loss of $9,875, which consisted of formation and operating costs.

Liquidity and Capital Resources

For the six months ended June 30, 2022, cash used in operating activities was $458,587. As of June 30, 2022, we had cash outside the Trust Account of $388,584 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the shares of common stock. As of June 30, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At June 30, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock, $0.0001 par value per share (the “Class A Common Stock”) subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of June 30, 2022.

This Quarterly Report on Form 10-Q does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

FORTUNE RISE ACQUISITION CORPORATION

Dated: August 9, 2022	By:	/s/ Lei Huang
	Name:	Lei Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)