Form 10-Q
period 2022-09-30
Fortune Rise Acquisition Corp
filed 2022-11-15
CIK 1849294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 12,884,250 shares of Class A common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

Item 1.Financial Statements

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash	$230,969	$847,171
Prepaid expenses	37,648	187,500
Total current assets	268,617	1,034,671

Investments held in Trust Account	100,306,875	99,706,310
Total Assets	$100,575,492	$100,740,981

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,015	$8,202
Franchise taxes payable	145,200	35,961
Total current liabilities	155,215	44,163

Deferred underwriters’ discount	3,421,250	3,421,250
Total Liabilities	3,576,465	3,465,413

Commitments and Contingencies

Class A Common stock subject to possible redemption, 9,775,000 shares at conversion value of $10.24 and $10.20 per share as of September 30, 2022 and December 31, 2021, respectively	100,125,713	99,705,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A Common stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 9,775,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	66	66
Class B Common stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021	244	244
Additional paid-in capital	—	—
Accumulated deficit	(3,126,996)	(2,429,742)
Total Stockholders’ Deficit	(3,126,686)	(2,429,432)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$100,575,492	$100,740,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
	For the	For the		For the	From February 1, 2021
	Three Months Ended	Three Months Ended		Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021		September 30, 2022	September 30, 2021

Formation and operating costs	$225,934	$8,000		$731,906	$17,875
Franchise tax expenses	48,600	—		145,200	—
Loss from Operations	(274,534)	(8,000)		(877,106)	(17,875)

Other income:
Dividend earned on investment held in Trust Account	450,819	—		600,565	—

Income (loss) before income taxes	176,285	(8,000)		(276,541)	(17,875)

Income taxes provision	—	—		—	—

Net income (loss)	$176,285	$(8,000)		$(276,541)	$(17,875)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	9,775,000	—		9,775,000	—
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.02	$—		$(0.01)	$—
Basic and diluted weighted average shares outstanding, common stock attributable to Fortune Rise Acquisition Corporation	3,109,250	2,125,000	(1)	3,109,250	2,125,000	(1)
Basic and diluted net loss per share, common stock attributable to Fortune Rise Acquisition Corporation	$(0.02)	$(0.00)		$(0.05)	$(0.01)
(1)

This number excludes an aggregate of up to 318,750 shares of Class B common stock subject to forfeiture as the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on November 5, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Nine Months Ended September 30, 2022
							Additional		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	—	$—	665,500	$66	2,443,750	$244	$—	$(2,429,742)	$(2,429,432)
Net loss	—	—	—	—	—	—	—	(270,622)	(270,622)
Balance as of March 31, 2022	—	—	665,500	66	2,443,750	244	—	(2,700,364)	(2,700,054)
Net loss	—	—	—	—	—	—	—	(182,204)	(182,204)
Balance as of June 30, 2022	—	—	665,500	66	2,443,750	244	—	(2,882,568)	(2,882,258)
Accretion of carrying value to redemption value	—	—	—	—	—	—	—	(420,713)	(420,713)
Net income	—	—	—	—	—	—	—	176,285	176,285
Balance as of September 30, 2022	—	$—	665,500	$66	2,443,750	$244	$—	$(3,126,996)	$(3,126,686)

	For the Period from February 1, 2021 (inception) through September 30, 2021
							Additional		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 1, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founders shares issued to initial stockholders	—	—	—	—	2,443,750	244	24,756	—	25,000
Net loss	—	—	—	—	—	—	—	(9,875)	(9,875)
Balance as of March 31, 2021	—	—	—	—	2,443,750	244	24,756	(9,875)	15,125
Net loss	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2021	—	—	—	—	2,443,750	244	24,756	(9,875)	15,125
Net loss	—	—	—	—	—	—	—	(8,000)	(8,000)
Balance as of September 30, 2021	—	$—	—	$—	2,443,750	$244	$24,756	$(17,875)	$7,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
	For the	From February 1, 2021
	Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(276,541)	$(17,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(600,565)	—
Changes in operating assets and liabilities:
Prepaid expenses	149,852	—
Accounts payable and accrued expenses	1,813	—
Franchise tax payable	109,239	—
Net cash used in operating activities	(616,202)	(17,875)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to initial stockholders	—	25,000
Payment of offering costs	—	(213,878)
Proceeds from issuance of promissory note to related party	—	305,000
Net cash provided by financing activities	—	116,122

Net Change in Cash	(616,202)	98,247

Cash at beginning of the period	847,171	—
Cash at end of the period	$230,969	$98,247

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$420,713	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1 — Organization and Business Operation

Fortune Rise Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on February 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is actively searching and identifying suitable business combination target but has not selected any business combination target. The Company is not limited to a particular industry or geographic region for purposes of consummating an initial business combination (the “Business Combination”) except that it shall not undertake our initial Business Combination with any entity with principal business operations in China (including Hong Kong and Macau). The Company has selected December 31 as its fiscal year end.

As of September 30, 2022 and December 31, 2021, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through September 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and interest income from the proceeds derived from the IPO.

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

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 545,500 shares of Class A Common Stock (the “Private Placement Shares”) including 505,500 shares to the Company’s sponsor, Fortune Rise Sponsor LLC (the “Sponsor”) and 40,000 shares to U.S. Tiger Securities, Inc. (“U.S. Tiger Securities”), and EF Hutton, a division of Benchmark Investment LLC, two representatives of the several underwriters (each, a “Representative”), at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000. The Private Placement Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

Transaction costs amounted to $5,822,268, consisting of $5,376,250 of underwriting fees (including $3,421,250 of deferred underwriting fees) and $446,018 of other offering costs. As of November 5, 2021, cash of $1,283,107 were held outside of the Trust Account (as defined below) and was available for the payment of offering costs, for the repayment of related party promissory note, and for working capital purposes.

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

The shares of Class A Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until February 5, 2023, extended from November 5, 2022, to complete the initial Business Combination (or May 5, 2023, if we extend the time to complete a business combination as described in the Prospectus) (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 18-month time period. The founders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (defined below), Private Placement Shares, and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by February 5, 2023, extended from November 5, 2022, (or May 5, 2023, if we extend the time to complete a business combination as described in the Prospectus) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination by February 5, 2023, extended from November 5, 2022, (or May 5, 2023, if we extend the time to complete a business combination as described in the Prospectus), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $230,969 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the IPO and a working capital of $113,402.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by February 5, 2023, extended from November 5, 2022, (or May 5, 2023, if the Company extends the time to complete a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Investments held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.24 and $10.20 per share, respectively, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2022 and December 31, 2021, approximately $100.5 million and $100.3 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and nine months ended September 30, 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. For the three months ended September 30, 2021 and for the period from February 1, 2021 (inception) through September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

	For the		For the
	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(185,442)	$(58,986)	$—	$(8,000)
Accretion of carrying value to redemption value	420,713	—	—	—
Allocation of net income/(loss)	$235,271	$(58,986)	$—	$(8,000)
Denominators:
Weighted-average shares outstanding	9,775,000	3,109,250	—	2,125,000	(1)
Basic and diluted net income/(loss) per share	$0.02	$(0.02)	$—	$(0.00)

			For the Period From
	For the		February 1, 2021
	Nine Months Ended		(inception) through
	September 30, 2022		September 30, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(528,991)	$(168,263)	$—	$(17,875)
Accretion of carrying value to redemption value	420,713	—	—	—
Allocation of net loss	$(108,278)	$(168,263)	$—	$(17,875)
Denominators:
Weighted-average shares outstanding	9,775,000	3,109,250	—	2,125,000	(1)
Basic and diluted net loss per share	$(0.01)	$(0.05)	$—	$(0.01)
(1)	This number excludes an aggregate of up to 318,750 shares of Class B common stock subject to forfeiture as the over-allotment option is not exercised in full or in part by the underwriters prior to the IPO on November 5, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 —Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $100,306,875 and $99,706,310, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$100,306,875	$99,706,310

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

As of September 30, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table.

	As of	As of
	September 30, 2022	December 31, 2021
Gross proceeds	$97,750,000	$97,750,000
Less:
Proceeds allocated to public warrants	(4,428,075)	(4,428,075)
Offering costs of public shares	(5,558,519)	(5,558,519)
Plus:
Accretion of carrying value to redemption value	12,362,307	11,941,594
Class A Common stock subject to possible redemption	$100,125,713	$99,705,000

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

As of September 30, 2022 and December 31, 2021, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

On November 4, 2022, an aggregate of $977,500 (the “Extension Payment”) was deposited into the Company’s Trust Account for the public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from November 5, 2022 to February 5, 2023 (the “Extension”). The Extension is the first of the two three-month extensions permitted under the Company’s governing documents. In connection with the Extension Payment, the Company issued unsecured promissory notes to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the manager of the Sponsor of the Company, (ii) a note of $150,000 to U.S. Tiger Securities, and (iv) a note of $170,000 to Dr. Lei Xu, the President and Chairwoman of the Company. The three promissory notes together with the Company’s working capital fund and fiscal year 2021 franchise tax payments withdrawal from the Trust account in November 2022 were used to pay for the Extension Payment.

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

As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.

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

Note 9 — Stockholders’ Deficit

Preferred stock— The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

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

Class A Common Stock — The Company is authorized to issue 55,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 665,500 shares of common stock issued and outstanding, excluding 9,775,000 ordinary shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the Company by the founders for no consideration, so that the founders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of September 30, 2022 and December 31, 2021, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Holders of record of the Class A Common Stock and holders of record of the Class B Common Stock will vote together as a single class on all matters submitted to a vote of the stockholders, with each share of common stock entitling the holder to one vote except as required by applicable law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the closing of our initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right.

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

As of September 30, 2022 and December 31, 2021, 4,887,500 warrants were outstanding.

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

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 1, 2021 (inception) through September 30, 2021.

The income tax provision (benefit) consists of the following:

For the Period from
	For the	For the	For the	February 1, 2021
	Three Months Ended	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Current
Federal	$—	$—	$—	$—
State	—	—	—	—
Deferred
Federal	(37,020)	1,680	58,074	3,754
State	—	—	—	—
Valuation allowance	37,020	(1,680)	(58,074)	(3,754)
Income tax provision	$—	$—	$—	$—

The Company’s net deferred tax assets were as follows as of:

	September 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$85,828	$27,755
Total deferred tax assets	85,828	27,755
Valuation allowance	(85,828)	(27,755)
Deferred tax asset, net of allowance	$—	$—

As of September 30, 2022 and December 31, 2021, the Company had $408,705 and $132,164, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 15, 2022 on which the unaudited condensed financial statements were issued. Except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

On November 4, 2022, an aggregate of $977,500 (the “Extension Payment”) was deposited into the Company’s Trust Account for the public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from November 5, 2022 to February 5, 2023 (the “Extension”). The Extension is the first of the two three-month extensions permitted under the Company’s governing documents. In connection with the Extension Payment, the Company issued unsecured promissory notes to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the manager of the Sponsor of the Company, (ii) a note of $150,000 to U.S. Tiger Securities, and (iv) a note of $170,000 to Dr. Lei Xu, the President and Chairwoman of the Company. The three promissory notes together with the Company’s working capital fund and fiscal year 2021 franchise tax payments withdrawal from the Trust account in November 2022 were used to pay for the Extension Payment.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on November 3, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. We are actively searching and identifying suitable business combination target but has not selected any business combination target. We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination (the “Business Combination”) except that we shall not undertake our initial Business Combination with any entity with its principal business operations in China (including Hong Kong and Macau).

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

Changes in Our Certifying Accountant

Based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of the Company, effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through October 12, 2022.

On October 7, 2022, the Board of Directors of the Company and the Audit Committee of the Board authorized the dismissal with Friedman and engagement of Marcum to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2022. On October 12, 2022, an engagement letter was executed by Marcum and the Company, effectively immediately. The services previously provided by Friedman will now be provided by Marcum.

Extension of the Company’s Time to Consummate its Initial Business Combination

On November 4, 2022, an aggregate of $977,500 (the “Extension Payment”) was deposited into the Company’s Trust Account for the public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from November 5, 2022 to February 5, 2023. The Extension is the first of the two three-month extensions permitted under the Company’s governing documents. In connection with the Extension Payment, the Company issued unsecured promissory notes to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the manager of the Sponsor of the Company, (ii) a note of $150,000 to U.S. Tiger Securities, and (iv) a note of $170,000 to Dr. Lei Xu, the President and Chairwoman of the Company.

The Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A common stock (the “Conversion Shares”) of the Company, as described in the prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

For the three months ended September 30, 2022, we had a net income of $176,285, which consisted of dividend earned on investment held in Trust Account of $450,819 and offset by formation and operating costs $225,934 and franchise tax expenses of $48,600.

For the three months ended September 30, 2021, we had a net loss of $8,000, which consisted of formation and operating costs.

For the nine months ended September 30, 2022, we had a net loss of $276,541, which consisted of formation and operating costs $731,906 and franchise tax expenses of $145,200 and offset by dividend earned on investment held in Trust Account of $600,565.

For the period from February 1, 2021 (inception) through September 30, 2021, we had a net loss of $17,875, which consisted of formation and operating costs.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, cash used in operating activities was $616,202. As of September 30, 2022, we had cash outside the Trust Account of $230,969 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the shares of common stock. As of September 30, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above except for tax payments.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by February 5, 2023, extended from November 5, 2022, (or May 5, 2023, if the Company extends the time to complete a business combination), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO and the underwriters’ full exercise of the over-allotment. The deferred underwriters’ discount of $3,421,250 will become payable to the US Tiger Securities and EF Hutton, a division of Benchmark Investment LLC, two representatives of the several underwriters of the IPO (each, a “Representative”), from the amounts held in the Trust Account solely in the event that we complete a Business Combination.

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

Investments held in Trust Account

At September 30, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock, $0.0001 par value per share (the “Class A Common Stock”) subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.24 per share as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2022.

This Quarterly Report on Form 10-Q does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORTUNE RISE ACQUISITION CORPORATION

Dated: November 15, 2022	By:	/s/ Lei Huang
	Name:	Lei Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yuanmei Ma
	Name:	Yuanmei Ma
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)