Form 10-K
period 2022-12-31
Fortune Rise Acquisition Corp
filed 2023-04-13
CIK 1849294

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40990

FORTUNE RISE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-1850747
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13575 58th Street North Suite 200 Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 727-440-4603

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and on-half of one Warrant	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $99,946,100.

The number of shares of the Common Stock of the registrant outstanding as of April 12, 2023 was 12,884,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORTUNE RISE ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from dividend income on the trust account balance; or

•	financial performance following our initial public offering.

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

On November 5, 2021, we consummated our initial public offering (the “IPO”) of 9,775,000 units (including 1,275,000 units issued upon the full exercise of the over-allotment option, the “Units”). Each Unit consists of one share of Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 545,500 shares of Class A Common Stock (the “Private Placement Shares”) including 505,500 shares to our sponsor, Fortune Rise Sponsor LLC (the “Sponsor”) and 40,000 shares to U.S. Tiger Securities (“US Tiger”) and EF Hutton, a division of Benchmark Investment LLC, two representatives of the several underwriters (each, a “Representative”), at a purchase price of $10.00 per Private Placement Shares, generating gross proceeds to the Company of $5,455,000. The Private Placement Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of our initial business combination. The proceeds of $99,705,000 ($10.20 per Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of our public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

We originally had until November 5, 2022 to consummate our initial business combination; however, on November 4, 2022, an aggregate of $977,500 (the “First Extension Payment”) was deposited into our Trust Account for the public stockholders, representing $0.10 per public share, which enabled us to extend the period of time we had to consummate our initial business combination by three months from November 5, 2022 to February 5, 2023 (the “First Extension”). The First Extension was the first of the two three-month extensions permitted under our governing documents. In connection with the First Extension Payment, we issued unsecured promissory notes (the “First Extension Notes”) to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the former manager of our Sponsor, (ii) a note of $150,000 to US Tiger, and (iv) a note of $170,000 to Dr. Lei Xu, the former President and Chairwoman of the Company.

The First Extension Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the First Extension Notes have the right, but not the obligation, to convert their First Extension Notes, in whole or in part, respectively, into private shares of the Class A Common Stock (the “First Extension Conversion Shares”) of the Company, as described in the public offering prospectus we filed with the Securities and Exchange Commission on November 3, 2021, File No. 333-256511 (the “Prospectus”). The number of First Extension Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00. The First Extension Notes were later assigned to our Sponsor on December 22, 2022.

In addition, on February 6, 2023, $977,500 (the “Second Extension Payment”) was deposited into our Trust Account for the public stockholders, representing $0.10 per public share, which enables us to extend the period of time we have to consummate our initial business combination by three months from February 5, 2023 to May 5, 2023 (the “Second Extension”). The Second Extension is the second and final of the two three-month extensions permitted under our governing documents. In connection with the Second Extension Payment, we issued an unsecured promissory note (the “Second Extension Note”) to Water On Demand, Inc., a Nevada corporation that controls our Sponsor (“WODI”).

The Second Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Second Extension Note has the right, but not the obligation, to convert its Second Extension Note, in whole or in part, into private shares of the Class A Common Stock (the “Second Extension Conversion Shares”) of the Company, as described in the Prospectus. The number of Second Extension Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

After prior approval of our board of directors, on April 10, 2023, at a special meeting of stockholders, 81.61% of stockholders entitled to vote (including holders of Class A and Class B shares of Common Stock on March 3, 2023) approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”) to extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A common stock of $0.0625) or such earlier date as determined by the board of directors. On April 11, 2023, we filed the Amendment with the Delaware Secretary of State. The stockholder vote to approve the Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the Amendment, 4,493,968 shares of Class A Common Stock elected to be redeemed.

Effective December 22, 2022, Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan, our Sponsor, and WODI entered into a Membership Interest Purchase and Transfer Agreement pursuant to which they sold to WODI all right, title and interest in and to the membership interests held by each of Messrs, Cheung, Chan, and Chan in the Sponsor (100 membership interests) for $400,000.

In addition, effective December 22, 2022, our Sponsor entered into a Securities Transfer Agreement with each of US Tiger Securities, Inc. (as designee of Lei Huang), Lei Xu, Yuanmei Ma, Norman C. Kristoff, David Xianglin Li, Michael Davidov, and Christy Szeto (the “Sellers”) pursuant to which the Sellers sold to the Sponsor an aggregate of 343,750 shares of Class B Common Stock for the purchase price of $3,506.25. Out of the issued and outstanding shares of Class B Common Stock, an aggregate of 100,000 shares remain owned by former management.

Lastly, on December 22, 2022, each of Koon Keung Chan, Lei Xu, and US Tiger Securities, Inc. assigned each of their promissory notes issued on November 4, 2022 in the aggregate amount of $773,750 to the Sponsor.

On January 5, 2023, we signed a non-binding Letter of Intent (the “LOI”) with WODI, under which we propose to acquire all the outstanding securities of WODI based on certain material financial and business terms and conditions being met. A business combination will be subject to our due diligence of WODI as well as negotiating a definitive agreement; however, there is no assurance that any definitive agreement will be reached between WODI and the Company.

Besides the LOI disclosed above, we have currently not selected any other potential business combination target or initiated any substantive discussions, directly or indirectly, with any other potential business combination prospects. Given that we have already extended the time limit to consummate a business combination, we may not have adequate time to successfully locate an alternative potential target; any search is subject to the uncertainties discussed elsewhere in the Prospectus. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Our amended and restated certificate of incorporation prohibits us from undertaking our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Business Strategy and Acquisition Criteria

Our strategy has been to identify, acquire, and initiate an initial business combination with the mindset and goal to build and grow a company or companies, in search of potential targets from various industries which we believe could materially grow revenue and earnings through the efforts of a combined management team following the completion of an initial business combination. We will not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Our Certificate of Incorporation prohibit us from undertaking our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Consistent with our business strategies and objectives, we identified the following general criteria and guidelines that we believe are helpful in evaluating prospective targets companies for acquisition or business combination, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

•	Strong management Team. We will seek to acquire those businesses with reasoned and strong managements having a track record of driving growth and profitability; or having proposition of the businesses that may likely be well received by public investors.

•	Growth Potential. We will be looking for businesses that we believe present the potential for revenue and earnings growth through a combination of business, management and resources. We will also consider businesses with potential to generate stable and increasing free cash flow. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

•	Benefit from being a public company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

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

Our Acquisition Process

We will evaluate a potential target’s strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination.

Besides WODI, we currently do not have any specific business combination under consideration. Our officers and directors have not individually selected a target business aside from WODI. The prior management team was made aware of potential business opportunities, one or more of which may have been desirable to pursue for a business combination, but they were not successful in consummating a transaction. Besides as discussed above, we have not (nor has anyone on our behalf) had any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

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

Our Sponsor and directors and officers are not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors or officers or in their other endeavors, may choose to present potential business combinations to third parties before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 5, 2023, unless extended monthly to November 5, 2023 by approval of our board of directors and payment of the extension by our Sponsor, or its affiliates. Subject to his or her fiduciary duties under Delaware law, none of the members of our management have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their other endeavors, may choose to present potential business combinations to third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

As of the date of this report, we have not entered into any definitive agreements which have not been terminated, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

Potential Conflicts

Subject to his or her fiduciary duties under Delaware law, none of the members of our management team has any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors and officers, in their other endeavors, may choose to present potential business combinations to third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. Our officers and directors may have certain relevant fiduciary duties or contractual obligations to such other entities (as well as to us). We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers would materially undermine our ability to complete our initial business combination.

For more information on the foregoing conflicts of interest and the relevant pre-existing fiduciary duties or contractual obligations of our management team, see the section titled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our Sponsor, officers, and directors have interests that may be different from, or in addition to, your interests as a stockholder. These interests include, among other things:

•	the fact that our Sponsor holds 2,343,750 shares of Class B Common Stock which will may be worthless if we liquidate instead of complete an initial business combination;

•	The fact that our Sponsor, and its affiliates (WODI), also hold convertible promissory note in the aggregate principal amount of $2,030,000 and will likely further loan money to our company for working capital purposes, all of which may be worthless if we liquidate instead of complete an initial business combination;

•	The fact that WODI, which controls our Sponsor, is also the target for acquisition by our company as a result of the LOI. The Sponsor as well as WODI have an interest in completing an initial business combination as WODI’s stockholders stand to benefit from the merger consideration as well seeing that the equity our Sponsor owns in our company, and the deposits made to the Trust Account, including recently to extend the date of the business combination to May 5, 2023 (and any subsequent extension deposits), are put to use in an initial business combination, and not liquidated in a winding up of our company; and

•	the fact that, if the Trust Account is liquidated, including in the event we are unable to complete an initial business combination within the required time period, the Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.20 per public share, or such lesser per public share amount as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party for services rendered or products sold to us, but only if such a third party or target business has not executed a waiver of any and all rights to seek access to the Trust Account.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds in the Trust Account as of March 22, 2023 available for a business combination in the amount of $99,997,114 after payment of $3,421,250 for deferred underwriting commissions, before fees and expenses associated with our initial business combination, we offer a target business a variety of potential options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we may be able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, prior to consummating a business combination, the Trust Account may be reduced or substantially depleted by shareholder redemptions, thereby limiting the amount of cash that we would ultimately have available to complete the transaction or meet the objectives of a potential target. We have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to complete our initial business combination using cash from the proceeds of the IPO and the Private Placement of the Private Placement Shares (subject to potential reduction of the Trust Account by shareholder redemptions), our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders, officers, directors, or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond November 5, 2023 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

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

Ability to Extend Time to Complete Business Combination

We originally had until November 5, 2022 to consummate our initial business combination; however, on November 4, 2022, the First Extension Payment was deposited into our Trust Account for the public stockholders, representing $0.10 per public share, which enabled the First Extension until February 5, 2023. The First Extension was the first of the two three-month extensions permitted under our governing documents. In connection with the First Extension Payment, we issued the First Extension Notes.

The First Extension Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the First Extension Notes have the right, but not the obligation, to convert their First Extension Notes, in whole or in part, respectively, into the First Extension Conversion Shares, as described in the Prospectus. The number of First Extension Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00. The First Extension Notes were later assigned to our Sponsor.

In addition, on February 6, 2023, the Second Extension Payment was deposited into our Trust Account for the public stockholders, representing $0.10 per public share, which enabled the Second Extension until May 5, 2023. The Second Extension is the second and final of the two three-month extensions permitted under our governing documents. In connection with the Second Extension Payment, we issued the Second Extension Note to WODI.

The Second Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Second Extension Note has the right, but not the obligation, to convert its Second Extension Note, in whole or in part, into the Second Extension Conversion Shares, as described in the Prospectus. The number of Second Extension Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

After prior approval of our board of directors, on April 10, 2023, at a special meeting of stockholders, 81.61% of stockholders entitled to vote (including holders of Class A and Class B shares of Common Stock on March 3, 2023) approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”) to extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A common stock of $0.0625) or such earlier date as determined by the board of directors. On April 11, 2023, we filed the Amendment with the Delaware Secretary of State. The stockholder vote to approve the Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the Amendment, 4,493,968 shares of Class A Common Stock elected to be redeemed.

Additionally, if we cannot complete our initial business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliates, we may be forced to liquidate and wind up unless we have obtained approval from our stockholders holding no less than 65% or more of the votes to further extend the time that we need to complete an initial business combination and provide out stockholders with the opportunity to redeem public shares in connection with such extension.

Sources of Target Businesses

The former management expected to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of that management team. In addition to the proprietary deal flow, they anticipated that target business candidates would be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. However, they were not successful in completing a business combination. The new management may also have target businesses introduced to us on an unsolicited basis, since many of these sources will have read the Prospectus and know what types of businesses we are targeting. However, besides as discussed above regarding WODI, the current management has not (nor has anyone on our behalf) had any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

Some of our officers, directors, and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. Although we have approved monthly cash compensation to each of our directors and officers, in no event will the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee, advisory fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) although we may consider cash or other compensation to officers or advisors we may hire to be paid either prior to or in connection with our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our founders, officers, directors, or advisors or making the acquisition through a joint venture or other form of shared ownership with our officers, directors or advisors. WODI is such a potential target. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our founders, officers, directors, or advisors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in the section of this Report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A Common Stock that will be equal to or in excess of 20% of the number of shares of our Common Stock then outstanding;

•	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Common Stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of Common Stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our founders and advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any Private Placement Shares held by them in connection with the completion of our business combination. However, if our founders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, to complete our initial business combination. If we are unable to complete our business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our business combination within the 18-month time period.

We originally had until November 5, 2022 to consummate our initial business combination; however, on November 4, 2022, the First Extension Payment was deposited into our Trust Account for the public stockholders, representing $0.10 per public share, which enabled the First Extension to February 5, 2023. The First Extension was the first of the two three-month extensions permitted under our governing documents. In connection with the First Extension Payment, we issued the First Extension Notes.

The First Extension Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the First Extension Notes have the right, but not the obligation, to convert their First Extension Notes, in whole or in part, respectively, into the First Extension Conversion Shares, as described in the Prospectus. The number of First Extension Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00. The First Extension Notes were later assigned to our Sponsor.

In addition, on February 6, 2023, the Second Extension Payment was deposited into our Trust Account for the public stockholders, representing $0.10 per public share, which enabled the Second Extension to May 5, 2023. The Second Extension is the second and final of the two three-month extensions permitted under our governing documents. In connection with the Second Extension Payment, we issued the Second Extension Note to WODI.

The Second Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Second Extension Note has the right, but not the obligation, to convert its Second Extension Note, in whole or in part, into the Second Extension Conversion Shares, as described in the Prospectus. The number of Second Extension Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

After prior approval of our board of directors, on April 10, 2023, at a special meeting of stockholders, 81.61% of stockholders entitled to vote (including holders of Class A and Class B shares of Common Stock on March 3, 2023) approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”) to extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A common stock of $0.0625) or such earlier date as determined by the board of directors. On April 11, 2023, we filed the Amendment with the Delaware Secretary of State. The stockholder vote to approve the Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the Amendment, 4,493,968 shares of Class A Common Stock elected to be redeemed.

Our initial stockholders have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares, Private Placement Shares and representative shares held by them if we fail to complete our initial business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate. However, if our initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our initial stockholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on dividend income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. the Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to funds outside of the Trust Account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) our completion of an initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described in the Prospectus. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have one executive officer, Mr. J. Richard Iler who serves as our Chief Financial Officer and Principal Executive Officer. Mr. Iler is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time Mr. Iler will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with U.S. GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with U.S. GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive office at 13575 58th Street North, Suite 200, Clearwater, Florida 33760. We consider our current office space, combined with the other office space otherwise available to our executive officer, adequate for our current operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “FRLAU” on November 3, 2021. The Class A Common Stock and Warrants comprising the units began separate trading on Nasdaq on December 27, 2021, under the symbols “FRLA” and “FRLAW,” respectively.

Holders of Record

At April 12, 2023, there were nine holders of record of our separately traded Class A Common Stock, one holder of record of our units, and one holder of record of our separately traded Warrants, and eight holders of record of our Class B Common Stock. The number of record holders was determined from the records of our transfer agent and, with respect to the Class B Common Stock, the Company’s book entry and does not include beneficial owners of Class A Common Stock, Units, and separately traded Warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

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

Effective December 22, 2022, Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan, our Sponsor, and WODI entered into a Membership Interest Purchase and Transfer Agreement pursuant to which they sold to WODI all right, title and interest in and to the membership interests held by each of Messrs, Cheung, Chan, and Chan in the Sponsor (an aggregate of 100 membership interests) for $400,000.

In addition, effective December 22, 2022, our Sponsor entered into a Securities Transfer Agreement with each of US Tiger Securities, Inc. (as designee of Lei Huang), Lei Xu, Yuanmei Ma, Norman C. Kristoff, David Xianglin Li, Michael Davidov, and Christy Szeto (the “Sellers”) pursuant to which the Sellers sold to the Sponsor an aggregate of 343,750 shares of Class B Common Stock for the purchase price of $3,506.25. Out of the issued and outstanding shares of Class B Common Stock, an aggregate of 100,000 shares remain owned by former management.

Lastly, on December 22, 2022, each of Koon Keung Chan, Lei Xu, and US Tiger Securities, Inc. assigned each of their promissory notes issued on November 4, 2022 in the aggregate amount of $733,750 to the Sponsor.

We are actively searching and identifying suitable business combination target and, on January 5, 2023, we signed a non-binding Letter of Intent (the “LOI”) with Water On Demand, Inc., a Nevada corporation that controls our Sponsor (“WODI”), under which we propose to acquire all the outstanding securities of WODI based on certain material financial and business terms and conditions being met. A business combination will be subject to our due diligence of WODI as well as negotiating a definitive agreement; however, there is no assurance that any definitive agreement will be reached between WODI and the Company. We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination except that we shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

We will effectuate our business combination using cash (subject to potential reduction of the Trust Account by shareholder redemptions) derived from the proceeds of our initial public offering (the “IPO”) and the sale of Common Stock (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Company’s sponsor, Fortune Rise Sponsor LLC (the “Sponsor”), additional shares, debt or a combination of cash, shares and debt.

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

Recent Developments

Termination of the Proposed Business Combination with VCV Digital Technology

On April 26, 2022, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among Sigma Merger Sub Inc., a Delaware corporation and its direct, wholly owned subsidiary (“Sigma Merger Sub”), Gamma Merger Sub Inc., a Delaware corporation and its direct, wholly owned subsidiary (“Gamma Merger Sub” and, together with Sigma Merger Sub, “Merger Subs” and each, a “Merger Sub”), VCV Power Sigma, Inc., a Delaware corporation (“Sigma”), VCV Power Gamma, Inc., a Delaware corporation (“Gamma”, and, together with Sigma, “VCV Digital Technology”), and Jerry Tang, in his capacity as the representative for stockholders of VCV Digital Technology and for certain limited purposes under Section 5.13 thereunder. Pursuant to the Merger Agreement, among other things, (i) in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Sigma Merger Sub will merge with and into Sigma, with Sigma surviving the Sigma Merger as our wholly owned subsidiary, and (ii) in accordance with the DGCL, Gamma Merger Sub will merge with and into Gamma, with Gamma surviving the Gamma Merger as our wholly owned subsidiary.

On July 19, 2022, pursuant to Section 11.01(a) of the Merger Agreement, we and VCV Digital Technology entered into a termination agreement (the “Termination Agreement”) and mutually agreed to terminate the Merger Agreement and the transaction contemplated thereby may be abandoned, effective immediately. By virtue of the termination of the Merger Agreement, the associated voting agreements are terminated in accordance with its respective terms. A copy of the Termination Agreement was previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2022.

Extension of the Company’s Time to Consummate its Initial Business Combination

On November 4, 2022, an aggregate of $977,500 (the “First Extension Payment”) was deposited into the Company’s Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from November 5, 2022 to February 5, 2023. The Extension is the first of the two three-month extensions permitted under the Company’s governing documents. In connection with the Extension Payment, the Company issued unsecured promissory notes (the “First Extension Notes) to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the former manager of the Sponsor of the Company, (ii) a note of $150,000 to U.S. Tiger Securities, and (iv) a note of $170,000 to Dr. Lei Xu, the former President and Chairwoman of the Company. The First Extension Notes were later assigned to our Sponsor on December 22, 2022.

On February 6, 2023, $977,500 (the “Second Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from February 5, 2023 to May 5, 2023. The Extension is the second and final of the two three-month extensions permitted under the Company’s governing documents. In connection with the Second Extension Payment, the Company issued an unsecured promissory note (the “Second Extension Note”, collectively with the First Extension Notes herein referred as the “Notes”) to Water On Demand, Inc., a Nevada corporation and the entity that controls the Company’s Sponsor since December 22, 2022.

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

Extension of Business Combination Deadline

On March 3, 2023, our board of directors approved a stockholder proposal to amend our amended and restated certificate of incorporation to extend, upon the request of our Sponsor and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A Common Stock of $0.0625) or such earlier date as determined by the board of directors.

On April 10, 2023, at a special meeting of stockholders, 81.61% of stockholders entitled to vote (including holders of Class A and Class B shares of Common Stock on March 3, 2023) approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”) to extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A common stock of $0.0625) or such earlier date as determined by the board of directors. On April 11, 2023, we filed the Amendment with the Delaware Secretary of State. The stockholder vote to approve the Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the Amendment, 4,493,968 shares of Class A Common Stock elected to be redeemed.

Results of Operations

Our entire activity from inception up to date was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of dividend income earned on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $47,609 which consisted of dividend earned on investment held in Trust Account of $1,466,677, offset by formation and operating costs of $959,457, franchise tax expenses of $199,759 and income tax provision of $355,070.

For the period from February 1, 2021 (inception) through December 31, 2021, we had net loss of $132,164, consisting of $1,310 of dividend income earned on investments held in the Trust Account, offset by $97,513 of operating costs, consisting mostly of general and administrative expenses and $35,961 franchise tax expenses.

Liquidity and Capital Resources

For year ended December 31, 2022, cash used in operating activities was $689,068. As of December 31, 2022, we had cash outside the Trust Account of $172,314 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem the public shares of Common Stock. As of December 31, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above except for tax payments.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans. In addition, if the Company is unable to complete a business combination within the Combination Period by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022 and 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. As of December 31, 2022 and 2021, we have $50,000 and $0, respectively, payable due to a related party. As of December 31, 2022 and 2021, we have $733,750 and $0, respectively, promissory notes issued to a related party.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Investments held in Trust Account

As of December 31, 2022, $101,942,526 of the assets held in the Trust Account were held in money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying statement of operations. Dividend income for the year ended December 31, 2022 and the period from February 1, 2021 (inception) through December 31, 2021 amounted to $1,466,677 and $1,310, respectively.

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

The Company accounted for the 4,887,500 Warrants issued with the Initial Public Offering as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.39 and $10.20, respectively, per share as temporary equity, outside of the stockholders’ equity section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

•	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of our assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has not early adopted this update and it will become effective on January 1, 2024 as the Company is qualified as an emerging growth company. The Company believes the adoption of this ASU would not have a material effect on the Company’s financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer who also serves as our principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Financial Officer who also serves as our principal executive officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
J. Richard Iler	70	Chief Financial Officer and Principal Executive Officer
Ronald J. Pollack	65	Director and Chairman
Ryan Spick	45	Director
Philip Goodman	85	Director

Below is a summary of the business experience of each of our executive officers and directors:

J. Richard Iler

J. Richard (Rick) Iler has spent his professional career in the capital markets working in positions as corporate finance, chief financial officer of both public and private companies, and institutional corporate bond salesman with leading wall street firms, e.g., BearStearns, Prudential, Kidder Peabody and Smith Barney.

His operational experience began working for an heir, (Shelton Ranch Corporation) of the legendary King Ranch working in budgeting, cash management and financing activities.  He worked with prominent joint ventures administering operating results with such notable companies as Shell, Prudential, Gulf & Western, and the Pritzker family. He has overseen financial reporting to regulatory agencies for numerous microcap public companies as chief financial officer where his duties evolved around facilitating various financings.

His treasury experience with SavingsBank, a Texas savings bank, entailed chairing the asset/liability and investment committees, where he managed a several hundred million dollar mortgage bond arbitrage guiding it through a period of an inverted yield curve returning an annualized 25% internal rate of return. His experience entailed substantial hedging experience with exchanged traded derivatives.

Throughout his career, he has been part of various investment classes of stock, debt and off balance sheet instruments in the aggregate eclipsing several hundred million in equities and debt. He has been part of high net worth, venture capital firms and leading investment banking concerns.

He has a B.S. from Grand Valley State University and attended South Texas College of Law completing nearly two of the three-year JD program.

From 2018 to present, he has been self-employed as an independent consultant for various public companies.

Ronald J. Pollack

Ronald Pollack is an experienced financial professional, angel investor and board member. He current serves on the Board of Directors of Ronati (eCommerce software, private) and Venocare (medical devices, private) and, until recently, the Advisory Board of CISO Global (cyber security managed services, NASDAQ: CISO). Mr. Pollack previously served on the Board of Directors of TiE Tampa (a global entrepreneurship organization) and co-chair of its Florida angel network. He was a founding investor and served as Chairman of the Board of Telepathy Labs (artificial intelligence, private) from inception through Series Seed. He is expert in finance and investing, having built a successful hedge fund business across multiple strategies and industry sectors. Mr. Pollack was Founder and Managing Partner of Bulldog Capital Management, a $1+ billion family of investment funds with a special focus on technology, including early-stage venture investments such as Digital Lightwave (fiber optic data networking, exited via IPO), Inktomi (search engine, exited via IPO), Lynx Therapeutics (DNA sequencing, exited via acquisition, now part of Illumina), Radiant Logic (identity data unification, exited via sale to TA Associates) and Vendio (e-commerce, exited via acquisition by Alibaba).

Mr. Pollack started his career as an investment banker at Goldman Sachs, followed by Drexel Burnham Lambert. He holds an MBA from Harvard Business School; a JD from Harvard Law School; and a Bachelor of Arts, Magna Cum Laude with Distinction in Economics & Political Science, from Yale University.

Mr. Pollack was appointed as a director due to his background in corporate finance.

Ryan Spick

Ryan Spick works with business owners to scale up their companies through analysis and targeted improvements. His proven expertise ranges from determining target audience, market research, branding, developing budgets, estimates, scopes of work to client relations, as well as implementing back-office functions and coordinating with trades. With an extensive background in institutional and commercial construction, Mr. Spick specializes today in planning, strategizing, and managing sophisticated real estate projects from start to finish. He attended the British Columbia Institute of Technology and began his business career in Canada. Mr. Spick is now based in Arizona and is passionate about mountain sports. In 2007, Mr. Spick founded The Dream Builder Group, a personal and business development company helping individuals and professionals to accomplish their ideal lifestyle and optimal success.

Mr. Spick was appointed as a director due to his background in market research and due diligence.

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

Philip Goodman

Philip Goodman has been an officer or director of both public and private companies since 1973, when he became Vice President, Sales and Marketing of Digital Computer Controls (OTC). He was a cofounder and Chairman of the Board of FastComm Communications (OTC) until 1984. He co-founded Control Transaction Corporation, a company that was sold to GEAC; at that time GEAC was a $600 million conglomerate. Mr. Goodman served as VP of Sales and Marketing and member of the Board of Directors.

Mr. Goodman was a co-founder of Ardent Acquisition, an early SPAC. He was a member of the board, as well as a member of the audit committee. Ardent was a financial success with its merger into AvantAir.

Mr. Goodman has broad experience in creating, evaluating, restructuring and growing high technology and life science start-ups, turnarounds and established companies.

Most recently Mr. Goodman was a member of the Board of Directors and Chief Operating Officer, on a contract basis, of Oxford Biomedical Technologies. Sales and profits at Oxford more than doubled on his watch.

Mr. Goodman received an AA degree in the renowned 14 comps from the University of Chicago. He earned a BA from Miami University of Ohio in Anthropology, having studied Meta Linguistics. At Miami he was honored with membership in Phi Beta Kappa.  He then studied engineering at Case Institute of Technology

Mr. Goodman was appointed as a director due to his experience with public companies.

Our directors are appointed for the remainder of the full term of the class of director to which the new directorship was added or in which the vacancy occurred and until his or her successor has been elected and qualified, subject, however, to such director’s earlier death, resignation, retirement, disqualification or removal. Our officers are appointed by our Board of Directors and hold office until their successors are duly elected and qualified by our Board or until their earlier death, resignation, retirement, disqualification, or removal from office.

There are no family relationships between or among our directors and executive officers.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Pollack, Spick, and Goodman is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Since our IPO, we have an audit committee of the board of directors. Messrs. Pollack, Spick, and Goodman serve as members of our audit committee. Mr. Pollack serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Pollack, Spick, and Goodman are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Pollack qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory, or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Since our IPO, we have a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Pollack, Spick, and Goodman. Mr. Spick serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Subject to his or her fiduciary duties under Delaware law, none of the members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors or officers, in their other endeavors, may choose to present potential business combinations to third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Although we do not believe any conflict currently exists between us and our founders, affiliates of our founders or an officer or director may compete with us for acquisition opportunities. If such entities decide to pursue an opportunity, we may be precluded from procuring such opportunity. In addition, investment ideas generated within our founders may be suitable for both us and for an affiliate of founders and may be directed to such entity rather than to us. Neither our founders nor members of our management team will have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or director of the Company.

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

Our officers or directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate.

Our founders, officers or directors may also purchase public units or shares during or after the IPO, including in the open market or through privately negotiated transactions.

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	Our officers may become an officer or director of any other SPACs even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, and, as a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our founders have agreed to waive their redemption rights with respect to any founder shares, Private Placement Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our founders have agreed to waive their redemption rights with respect to any founder shares and Private Placement Shares held by them if we fail to consummate our initial business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Shares will be worthless. With certain limited exceptions, 50% of founder shares will not be transferable, assignable by our founders until the earlier to occur of: (A) six months after the date of the consummation of our initial business combination, or (B) the date on which the closing price of our Class A Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. With certain limited exceptions, the Private Placement Shares, the working capital shares that may be issued upon conversion of working capital loans, will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our initial stockholders may directly or indirectly own founder shares, Private Placement Shares, and representative shares following the IPO, our initial stockholders may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	Our initial stockholders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our founders or any of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $3,000,000 of such loans may be convertible into working capital shares at a price of $10.00 per share at the option of the lender. Such working capital shares would be identical to the Private Placement Shares sold in the Private Placement.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor or any affiliate, subject to certain approvals and consents. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, except for late Form 4s filed by Lei Xu, Yuanmei Ma, Michael Davidov, Norman Kristoff, David Xianglin Li, and Lei Huang and a Form 4 that should have been filed by Fortune Rise Sponsor LLC which has not yet been filed, we believe that, during 2022, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our Company for the years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
J. Richard Iler, Chief Financial Officer and Principal Executive Officer(1)	2022 2021	50,000(2) 0	0 0	50,000 0

Lei Huang,	2022	0	0	0
Former Chief Executive Officer(3)	2021	0	0	0

_______________

(1)	Effective December 1, 2022, Mr. Iler entered into a Consulting Agreement with the Company and OriginClear, Inc., a Nevada corporation (on behalf of Water On Demand, Inc.) pursuant to which Mr. Iler received an initial payment of $50,000 and is to receive separate payments of $25,000 monthly from January through April 2023. The term of the agreement is for six months starting from the effective date, unless earlier terminated. The agreement may be extended upon agreement by both parties, unless or until the agreement is terminated. Either party may cancel the agreement upon ten days written notice in the event either party violates any material provision of the agreement and fails to cure such violation within ten days of written notification of such violation from the other party.

(2)	$25,000 was a prepayment for services to be performed in May 2023.

(3)	Effective December 22, 2022, Mr. Huang resigned from all positions within the Company and J. Richard Iler was appointed as CFO and Principal Executive Officer.

Director Compensation

Name	Year	Salary ($)		Total ($)
Ronald J. Pollack	2022	2,903	(1)	2,903
Ryan Spick	2022	2,903	(1)	2,903
Lei Huang	2022	0		0
Lei Xu	2022	0		0
David Xianglin Li	2022	0		0
Michael Davidov	2022	0		0
Norman C. Kristoff	2022	0		0

(1)	In 2023, the Board retroactively approved monthly compensation for all directors in the amount of $10,000 and an additional $10,000 for service as Chairman of the Board. Due to the fact that board approval for the compensation did not occur until 2023, as of December 31, 2022, these amounts had not accrued and were unpaid.

In addition to the compensation above, our officers, directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this annual report, by:

•	each person known by us to be the beneficial owner of more than 5% of the shares of our outstanding Common Stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Warrants included in the Units sold in the IPO as these Warrants are not exercisable until the later of 30 days after the completion of our initial business combination, or 12 months from the closing of the IPO. As of the April 12, 2023, there were 12,884,250 shares of Common Stock issued and outstanding, including 10,440,500 shares Class A Common Stock and 2,443,750 shares of Class B Common Stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
J. Richard Iler	–	–
Ronald Pollack	–	–
Ryan Spick	–	–
Phil Goodman	–	–
All executive officers and directors as a group (4 individuals)(4)	–	–
Over 5% Stockholders:
Fortune Rise Sponsor LLC(2)(3)	2,343,750	18.19%
Water On Demand, Inc.(2)(3)	2,343,750	18.19%
Karpus Investment Management 183 Sully's Trail Pittsford, New York 14534	817,099	6.34%
Saba Capital Management, L.P.(4) 405 Lexington Avenue 58th Floor New York, New York 10174	782,708	6.07%
Periscope Capital Inc. (5) 333 Bay Street Suite 1240 Toronto, Ontario, Canada M5H 2R2	654,513	5.08%
Polar Asset Management Partners Inc. 16 York Street Suite 2900 Toronto, ON, Canada M5J 0E6	857,715	6.66%

*	less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Fortune Rise Acquisition Corporation, 13575 58th Street North, Suite 200, Clearwater, Florida 33760.
(2)	The Sponsor is the record holder of 2,343,750 Class B Shares of Common Stock reported herein. Water On Demand, Inc. is the owner of all of the equity interests of the Sponsor.
(3)	Includes 2,343,750 Class B shares of Common Stock.
(4)	Information shown is based solely on information reported by the filer on a Schedule 13G/A filed with the SEC on February 14, 2023, in which Saba Capital Management, L.P. reported that it and its related entities have shared voting and dispositive power over 782,708 shares of Class A Common Stock.
(5)	Information shown is based solely on information reported by the filer on a Schedule 13G filed with the SEC on February 13, 2023, in which Periscope Capital Inc. reported that it and its related entities have shared voting and dispositive power over 654,513 shares of Class A Common Stock.

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

In order to meet our working capital needs following the consummation of the IPO, our Sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $3,000,000 of the notes may be converted to shares of Class A Common Stock, or working capital shares, at a price of $10.00 per share at the option of the lender. The working capital shares would be identical to the Private Placement Shares. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

As of  December 31, 2022, there were 2,443,750 founder shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

The Sponsor transferred an aggregated amount of 443,750 shares of Class B Common Stock to former officers, directors, secretary and their designees at the same price originally paid for such shares prior to the closing of the IPO. As a result of such transfers, US Tiger Securities, Inc., a Representative of the underwriters of the IPO, as the designee of Mr. Lei Huang, acquired 122,000 founder shares at the same price originally paid for such shares.

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

Effective December 22, 2022, Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan, our Sponsor, and WODI entered into a Membership Interest Purchase and Transfer Agreement pursuant to which they sold to WODI all right, title and interest in and to the membership interests held by each of Messrs, Cheung, Chan, and Chan in the Sponsor (an aggregate of 100 membership interests) for $400,000.

In addition, effective December 22, 2022, our Sponsor entered into a Securities Transfer Agreement with each of US Tiger Securities, Inc. (as designee of Lei Huang), Lei Xu, Yuanmei Ma, Norman C. Kristoff, David Xianglin Li, Michael Davidov, and Christy Szeto (the “Sellers”) pursuant to which the Sellers sold to the Sponsor an aggregate of 343,750 shares of Class B Common Stock for the purchase price of $3,506.25. Out of the issued and outstanding shares of Class B Common Stock, an aggregate of 100,000 shares remain owned by former management.

Lastly, on December 22, 2022, each of Koon Keung Chan, Lei Xu, and US Tiger Securities, Inc. assigned each of their promissory notes issued on November 4, 2022 in the aggregate amount of $733,750 to the Sponsor.

Representative Shares

We issued 120,000 representative shares to two Representatives without any consideration as part of the IPO compensation. The representative shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such representative shares until the completion of our initial business combination. The representative shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination by May 5, 2023, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate.

Prepaid Expenses – Related Party

Effective December 1, 2022 (the “Effective Date”), Mr. J Richard Iler, the Company’s Principal Executive Officer, Chief Financial Officer, Secretary, and Treasurer, entered into a Consulting Agreement (the “Agreement”) with the Company and OriginClear, Inc. (OriginClear), a Nevada corporation and the parent company of the Sponsor pursuant to which Mr. Iler received an initial payment of $50,000 and is to receive separate payments of $25,000 monthly from January through April 2023. The term of the Agreement is for six months starting from the Effective Date, unless earlier terminated. The Agreement may be extended upon agreement by both parties, unless or until the Agreement is terminated. Either party may cancel this Agreement upon ten days written notice in the event either party violates any material provision of the Agreement and fails to cure such violation within ten days of written notification of such violation from the other party. As of December 31, 2022, the Company prepaid to Mr. Iler under the Agreement amounted to $25,000.

Due to a Related Party

In December 2022, OriginClear Inc., the parent company of the Sponsor, advanced $50,000 to the Company for working capital purposes. As of December 31, 2022, balance due to OriginClear Inc. amounted to $50,000.

Promissory Note — Related Party

On February 10, 2021, the Sponsor has agreed to loan us up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) August 10, 2021, extended to February 1, 2022 or (2) the closing of the IPO. Prior to the closing of the IPO, we had an outstanding loan balance of $235,000. The outstanding balance under the promissory note was repaid on November 6, 2021.

Related Party (Working Capital) Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. If we complete the initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into working capital shares, at a price of $10.00 per share at the option of the lender. Such working capital shares would be identical to the Private Placement Shares. In the event that the initial business combination does not close we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

As of December 31, 2022, we had no borrowings under the working capital loans; however, on March 9, 2023, we issued a promissory note to WODI in the principal amount of $75,000.

Promissory Notes Issued Pursuant to Extensions

We originally had until November 5, 2022 to consummate our initial business combination; however, on November 4, 2022, an aggregate of $977,500 (the “First Extension Payment”) was deposited into our Trust Account for the public stockholders, representing $0.10 per public share, which enabled us to extend the period of time we had to consummate our initial business combination by three months from November 5, 2022 to February 5, 2023 (the “First Extension”). The First Extension was the first of the two three-month extensions permitted under our governing documents. In connection with the First Extension Payment, we issued unsecured promissory notes (the “First Extension Notes”) to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the former manager of our Sponsor, (ii) a note of $150,000 to US Tiger, and (iv) a note of $170,000 to Dr. Lei Xu, the former President and Chairwoman of the Company.

The First Extension Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the First Extension Notes have the right, but not the obligation, to convert their First Extension Notes, in whole or in part, respectively, into private shares of the Class A Common Stock (the “First Extension Conversion Shares”) of the Company, as described in the Prospectus. The number of First Extension Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00. The First Extension Notes were later assigned to our Sponsor on December 22, 2022.

In addition, on February 6, 2023, $977,500 (the “Second Extension Payment”) was deposited into our Trust Account for the public stockholders, representing $0.10 per public share, which enables us to extend the period of time we have to consummate our initial business combination by three months from February 5, 2023 to May 5, 2023 (the “Second Extension”). The Second Extension is the second and final of the two three-month extensions permitted under our governing documents. In connection with the Second Extension Payment, we issued an unsecured promissory note (the “Second Extension Note”) to WODI.

The Second Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Second Extension Note has the right, but not the obligation, to convert its Second Extension Note, in whole or in part, into private shares of the Class A Common Stock (the “Second Extension Conversion Shares”) of the Company, as described in the Prospectus. The number of Second Extension Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, other than as set forth elsewhere in the Prospectus, no finder’s fees, reimbursements or cash payments will be made to our founders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	Repayment of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans may be convertible into working capital shares, at a price of $10.00 per share at the option of the lender. Such working capital shares are identical to the Private Placement Shares sold in the Private Placement.

Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Friedman LLP and Marcum LLP for the years ended December 31, 2022 and 2021.

	2021	2022
Audit Fees	$61,000	$70,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

Audit fees were for professional services rendered by Friedman LLP (prior to Friedman LLP combining with Marcum LLP effective September 1, 2022) and Marcum LLP for the audits of our annual financial statements, and services that are normally provided by Friedman LLP and Marcum LLP in connection with statutory and review of the financial information included in our Quarterly Reports Form 10-Q or engagements for those fiscal years, including services rendered in connection with our IPO.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm – Marcum LLP (PCAOB ID: 688)

Report of Independent Registered Public Accounting Firm – Friedman LLP (PCAOB ID: 711)

Balance Sheets at December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022 and 2021

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021

Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Financial Statements

(b) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 2, 2021, among the Registrant, US Tiger Securities, Inc., and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 5, 2021)
2.1	Agreement and Plan of Merger, dated as of April 26, 2022, by and among Fortune Rise Acquisition Corporation, Sigma Merger Sub Inc., Gamma Merger Sub Inc., VCV Power Sigma, Inc., VCV Power Gamma, Inc., and Yuan (Jerry) Tang (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 2, 2022)
2.2	Termination Agreement, dated as of July 19, 2022, by and among Fortune Rise Acquisition Corporation, VCV Power Sigma, Inc., and VCV Power Gamma, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2022)
3.1	Amended and Restated Certificate of Incorporation, dated October 27, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 5, 2021)
3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation filed April 11, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2023)
3.3	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 26, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
4.4	Warrant Agreement, dated November 2, 2021, between the Company and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 8, 2021)
10.1	Letter Agreements, dated November 2, 2021, among the Company and certain security holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.2	Investment Management Trust Account Agreement, dated November 2, 2021, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.3	Registration Rights Agreement, dated November 2, 2021, among the Registrant, certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.4	Private Placement Shares Purchase Agreement, dated November 2, 2021, between the Company and the Underwriters (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.5	Indemnity Agreements, dated November 2, 2021, between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.6	Securities Subscription Agreement, between the Company and the Sponsor dated February 18, 2021, including amendment dated March 1, 2021 (incorporated by reference to Exhibit 10.5 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
10.7	Promissory Note, dated February 10, 2021, issued to the Sponsor, as extended to the earlier of February 1, 2022, or the closing of the IPO (incorporated by reference to Exhibit 10.1 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
10.8	Voting Agreement, dated as of April 26, 2022, by and among Fortune Rise Acquisition Corporation, VCV Power Sigma, Inc., VCV Power Gamma, Inc. and certain initial stockholders of Fortune Rise Acquisition Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 2, 2022)
10.9	Voting Agreement, dated as of April 26, 2022, by and among Fortune Rise Acquisition Corporation, VCV Power Sigma, Inc., VCV Power Gamma, Inc. and certain stockholders of VCV Power Sigma, Inc. and VCV Power Gamma, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 2, 2022)
10.10	Promissory Note, dated November 4, 2022, issued by Fortune Rise Acquisition Corporation to Koon Keung Chan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 4, 2022)
10.11	Promissory Note, dated November 4, 2022, issued by Fortune Rise Acquisition Corporation to U.S. Tiger Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 4, 2022)
10.12	Promissory Note, dated November 4, 2022, issued by Fortune Rise Acquisition Corporation to Dr. Lei Xu (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 4, 2022)
10.13	Promissory Note, dated February 6, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 7, 2023)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 26, 2021)
16.1	Letter from Friedman LLP regarding the change in the Registrant’s certifying accountant, dated October 14, 2022 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 14, 2022)
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 26, 2021)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 26, 2021)
99.3	Investor Presentation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 2, 2022)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).

__________________

*Filed with this Report.

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Dated: April 13, 2023	By:	/s/ J. Richard Iler
	Name:	J. Richard Iler
	Title:	Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Richard Iler	Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 13, 2023
J. Richard Iler

/s/ Ronald J. Pollack	Chairman and Director	April 13, 2023
Ronald J. Pollack

/s/ Ryan Spick	Director	April 13, 2023
Ryan Spick

/s/ Philip Goodman	Director	April 13, 2023
Philip Goodman

FORTUNE RISE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fortune Rise Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fortune Rise Acquisition Corporation (the “Company”) as of December 31, 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial. If the Company does not complete a business combination by May 5, 2023, unless further extended, it will be required to cease all operations, except for the purpose of winding up. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Costa Mesa, CA
April 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Fortune Rise Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fortune Rise Acquisition Corporation (the “Company”) as of December 31, 2021, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period from February 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion

/s/Friedman LLP

We served as the Company’s auditor from 2021 through 2022.

New York, NY

March 25, 2022

FORTUNE RISE ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$172,314	$847,171
Prepaid expenses	4,000	187,500
Prepaid expenses - related party	25,000	–
Total current assets	201,314	1,034,671

Investments held in Trust Account	101,942,526	99,706,310
Total Assets	$102,143,840	$100,740,981

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$156,052	$8,202
Due to a related party	50,000	–
Promissory notes - related party	733,750	–
Income taxes payable	271,346	–
Franchise taxes payable	199,759	35,961
Total current liabilities	1,410,907	44,163

Deferred tax liability	83,724	–
Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	4,915,881	3,465,413

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 9,775,000 shares at conversion value of $10.39 and $10.20 per share as of December 31, 2022 and 2021, respectively	101,559,697	99,705,000

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	–	–
Class A Common Stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 9,775,000 shares subject to possible redemption) as of December 31, 2022 and 2021	66	66
Class B Common Stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of December 31, 2022 and 2021	244	244
Additional paid-in capital	–	–
Accumulated deficit	(4,332,048)	(2,429,742)
Total Stockholders' Deficit	(4,331,738)	(2,429,432)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$102,143,840	$100,740,981

The accompanying notes are an integral part of these financial statements.

FORTUNE RISE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the Period
	For the	from February 1, 2021
	Year Ended	(inception) through
	December 31, 2022	December 31, 2021

Formation and operating costs	$959,457	$97,513
Franchise tax expenses	199,759	35,961
Loss from Operations	(1,159,216)	(133,474)

Other income:
Dividend earned on investments held in Trust Account	1,466,677	1,310

Income (loss) before income taxes	307,461	(132,164)

Income taxes provision	(355,070)	–

Net loss	$(47,609)	$(132,164)

Basic and diluted weighted average shares outstanding, Common Stock subject to possible redemption	9,775,000	1,643,844
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.04	$4.20
Basic and diluted weighted average shares outstanding, Common Stock attributable to Fortune Rise Acquisition Corporation	3,109,250	2,290,520
Basic and diluted net loss per share, Common Stock attributable to Fortune Rise Acquisition Corporation	$(0.15)	$(3.07)

The accompanying notes are an integral part of these financial statements.

FORTUNE RISE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 1, 2021 (inception)	–	$–	–	$–	–	$–	$–	$–	$–
Founder shares issued to initial stockholders	–	–	–	–	2,443,750	244	24,756	–	25,000
Sale of public units through public offering	–	–	9,775,000	978	–	–	97,749,022	–	97,750,000
Sale of private placement shares	–	–	545,500	54	–	–	5,454,946	–	5,455,000
Issuance of representative shares	–	–	120,000	12	–	–	(12)	–	–
Underwriters' discount	–	–	–	–	–	–	(5,376,250)	–	(5,376,250)
Other offering expenses	–	–	–	–	–	–	(446,018)	–	(446,018)
Reclassification of common stock subject to redemption	–	–	(9,775,000)	(978)	–	–	(93,320,947)	–	(93,321,925)
Allocation of offering costs to common stock subject to possible redemption	–	–	–	–	–	–	5,558,519	–	5,558,519
Accretion of carrying value to redemption value	–	–	–	–	–	–	(9,644,016)	(2,297,578)	(11,941,594)
Net loss	–	–	–	–	–	–	–	(132,164)	(132,164)
Balance as of December 31, 2021	–	–	665,500	66	2,443,750	244	–	(2,429,742)	(2,429,432)
Accretion of carrying value to redemption value	–	–	–	–	–	–	–	(1,854,697)	(1,854,697)
Net loss	–	–	–	–	–	–	–	(47,609)	(47,609)
Balance as of December 31, 2022	–	$–	665,500	$66	2,443,750	$244	$–	$(4,332,048)	$(4,331,738)

The accompanying notes are an integral part of these financial statements.

FORTUNE RISE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period
		from February 1, 2021
	For the Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(47,609)	$(132,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(1,466,677)	(1,310)
Deferred tax expense	83,724	–
Changes in operating assets and liabilities:
Prepaid expenses	183,500	(187,500)
Prepaid expenses - related party	(25,000)	–
Accounts payable and accrued expenses	147,850	8,202
Income taxes payable	271,346	–
Franchise tax payable	163,798	35,961
Net cash used in operating activities	(689,068)	(276,811)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(977,500)	(99,705,000)
Withdraw of investments held in Trust Account	207,961	–
Net cash used in investing activities	(769,539)	(99,705,000)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to the Sponsor	–	25,000
Return of proceeds from issuance of Common Stock to the Sponsor	–	(25,000)
Proceeds from issuance of shares of Common Stock to initial stockholders	–	25,000
Proceeds from sale of public units through public offering	–	97,750,000
Proceeds from sale of private placement shares	–	5,455,000
Payment of underwriters' discount	–	(1,955,000)
Payment of offering costs	–	(446,018)
Proceeds from issuance of promissory notes to related parties	733,750	235,000
Repayment on promissory note to related party	–	(235,000)
Advances from a related party	50,000	–
Net cash provided by financing activities	783,750	100,828,982

Net Change in Cash	(674,857)	847,171

Cash at beginning of the year	847,171	–
Cash at end of the year	$172,314	$847,171

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriters' marketing fees	$–	$3,421,250
Change in value of common stock subject to redemption	$–	$93,321,925
Allocation of offering costs to common stock subject to redemption	$–	$5,558,519
Accretion of carrying value to redemption value	$1,854,697	$11,941,594

The accompanying notes are an integral part of these financial statements.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Fortune Rise Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on February 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has signed a non-binding Letter of Intent of the Proposed Business Combination as discussed below. The Company has selected December 31 as its fiscal year end.

As of December 31, 2022 and 2021, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through December 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company had and will continue to generate non-operating income in the form of dividend income from the proceeds derived from the IPO.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company also issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to two Representatives as part of representative compensation. The Representative Shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by May 5, 2023 (extended from November 5, 2022), unless extended to November 5, 2023 by a vote of stockholders.

Following the closing of the IPO and the issuance and the sale of Private Placement Shares on November 5, 2021, $99,705,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee and invested the proceeds in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete the initial Business Combination by May 5, 2023 (extended from November 5, 2022), unless extended to November 5, 2023 by a vote of stockholders or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of the Company’s public shares if it is unable to complete the Business Combination by May 5, 2023 (extended from November 5, 2022), unless extended to November 5, 2023 by a vote of stockholders, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The shares of Class A Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until May 5, 2023 (extended from November 5, 2022), unless extended monthly to November 5, 2023 by approval of our board of directors and payment of the extension by our Sponsor, or its affiliates, to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 18-month time period. The founders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (defined below), Private Placement Shares, and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by May 5, 2023 (extended from November 5, 2022), unless extended monthly to November 5, 2023 by approval of our board of directors and payment of the extension by our Sponsor, or its affiliates, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination by May 5, 2023 (extended from November 5, 2022), unless extended monthly to November 5, 2023 by approval of our board of directors and payment of the extension by our Sponsor, or its affiliates, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Termination of Prior Proposed Business Combination

On April 26, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among Sigma Merger Sub Inc., a Delaware corporation and its direct, wholly owned subsidiary (“Sigma Merger Sub”), Gamma Merger Sub Inc., a Delaware corporation and its direct, wholly owned subsidiary (“Gamma Merger Sub” and, together with Sigma Merger Sub, “Merger Subs” and each, a “Merger Sub”), VCV Power Sigma, Inc., a Delaware corporation (“Sigma”), VCV Power Gamma, Inc., a Delaware corporation (“Gamma”, and, together with Sigma, “VCV Digital Technology”), and Jerry Tang, in his capacity as the representative for stockholders of VCV Digital Technology and for certain limited purposes under Section 5.13 thereunder. Pursuant to the Merger Agreement, among other things, (i) in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Sigma Merger Sub will merge with and into Sigma, with Sigma surviving the Sigma Merger as our wholly owned subsidiary, and (ii) in accordance with the DGCL, Gamma Merger Sub will merge with and into Gamma, with Gamma surviving the Gamma Merger as its wholly owned subsidiary.

On July 19, 2022, pursuant to Section 11.01(a) of the Merger Agreement, the Company and VCV Digital Technology entered into a termination agreement (the “Termination Agreement”) and mutually agreed to terminate the Merger Agreement and the transaction contemplated thereby may be abandoned, effective immediately.

Change of Sponsor

On December 22, 2022, Water On Demand, Inc. (“WODI”), entered into a Membership Interest Purchase and Transfer Agreement (the “Purchase Agreement”) with Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan (each a “Seller”, and collectively, the “Sellers”) and the Sponsor, pursuant to which WODI purchased 100 membership interests in the Sponsor (the “Purchased Interests”) from the Sellers, which constitutes 100% of the membership interests in the Sponsor. The Sponsor holds 2,343,750 shares out of 2,443,750 shares of the issued and outstanding shares of Class B Common Stock of the Company.

Non-binding Letter of Intent of the Proposed Business Combination

On January 5, 2023, the Company filed a press release which announced the signing of a non-binding Letter of Intent with WODI under which the Company proposes to acquire all the outstanding securities of WODI, based on certain material financial and business terms and conditions being met.

Liquidity and Going Concern

As of December 31, 2022, the Company had $172,314 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes and a working deficit of $1,209,593. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by May 5, 2023 (extended from November 5, 2022), unless extended monthly to November 5, 2023 by approval of our board of directors and payment of the extension by our Sponsor, or its affiliates, the Company’s board of directors would trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial statements include all adjustments management considers necessary for a fair presentation.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

As of December 31, 2022, $101,942,526 of the assets held in the Trust Account were held in money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying statement of operations. Dividend income for the year ended December 31, 2022 and the period from February 1, 2021 (inception) through December 31, 2021 amounted to $1,466,677 and $1,310, respectively.

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

The Company accounted for the 4,887,500 Warrants issued with the Initial Public Offering as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.39 and $10.20 per share, respectively, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $5,822,268 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2022 and December 31, 2021, approximately $101.9 million and $100.3 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
•	Level 2 – Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s current assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the year ended December 31, 2022 and 2021, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

			For the Period From
	For the		February 1, 2021
	Year Ended		(inception) through
	December 31, 2022		December 31, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,443,238)	$(459,068)	$(5,044,621)	$(7,029,137)
Accretion of carrying value to redemption value	1,854,697	–	11,941,594	–
Allocation of net income (loss)	$411,459	$(459,068)	$6,896,973	$(7,029,137)
Denominators:
Weighted-average shares outstanding	9,775,000	3,109,250	1,643,844	2,290,520
Basic and diluted net income (loss) per share	$0.04	$(0.15)	$4.20	$(3.07)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has not early adopted this update and it will become effective on January 1, 2024 as the Company is qualified as an emerging growth company. The Company believes the adoption of this ASU would not have a material effect on the Company’s financial statements.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3 —Investments Held in Trust Account

As of December 31, 2022 and 2021, assets held in the Trust Account were comprised of $101,942,526 and $99,706,310, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$101,942,526	$99,706,310

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022 and 2021, the Class A Common Stock reflected on the balance sheets are reconciled in the following table.

Common stock subject to possible redemption, November 5, 2021	$97,750,000
Less:
Proceeds allocated to public warrants	(4,428,075)
Offering costs of public shares	(5,558,519)
Plus:
Accretion of carrying value to redemption value	11,941,594
Common stock subject to possible redemption, December 31, 2021	99,705,000
Plus:
Accretion of carrying value to redemption value	1,854,697
Common stock subject to possible redemption, December 31, 2022	$101,559,697

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the sale of Private Placement Shares and issuance of the Representative Shares).

In November 2021, the Sponsor has transferred an aggregated amount of 443,750 Founder Shares to the Company’s former officers, directors, secretary and their designees at the same price originally paid for such shares prior to the closing of the IPO. As a result of such transfers, US Tiger Securities, Inc., a Representative of the underwriters of the IPO, as the designee of Mr. Lei Huang, former Chief Executive Officer who resigned on December 22, 2022, acquired 122,000 Founder Shares at the same price originally paid for such shares. Dr. Lei Xu, the Company’s former President, Ms. Yuanmei Ma, the Company’s former Chief Financial Officer, Ms. Christy Szeto, the Company’s former secretary, Dr. David Xianglin Li, Mr. Michael Daidov, and Mr. Norman Kristoff, each of the Company’s former directors collectively acquired the remaining 321,750 Founder Shares at the same price originally paid for such shares. On December 22, 2022, the Company’s officers, directors and secretary resigned from their respective positions and returned a total of 343,750 Founder Shares back to the Sponsor which sale with original purchase price. Out of the issued and outstanding shares of Class B Common Stock, an aggregate of 100,000 shares remains owned by former management.

The sale of the Founder Shares from Sponsor to the Company’s officers, directors and secretary is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the remaining 100,000 shares, net of forfeiture of 343,750 shares, granted to the Company’s officers, directors and secretary was $716,250 or $7.16 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022 and 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

NOTES TO FINANCIAL STATEMENTS

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

Representative Shares

The Company issued 120,000 Representative Shares to two Representatives without any consideration as part of the IPO compensation. The Representative Shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by May 5, 2023 (extended from November 5, 2022), unless extended monthly to November 5, 2023 by approval of our board of directors and payment of the extension by our Sponsor, or its affiliates.

Prepaid Expenses – Related Party

Effective December 1, 2022 (the “Effective Date”), Mr. J Richard Iler, the Company’s Principal Executive Officer, Chief Financial Officer, Secretary, and Treasurer, entered into a Consulting Agreement (the “Agreement”) with the Company and OriginClear, Inc. (OriginClear), a Nevada corporation and the parent company of the Sponsor pursuant to which Mr. Iler received an initial payment of $50,000 and is to receive separate payments of $25,000 monthly from January through April 2023. The term of the Agreement is for six months starting from the Effective Date, unless earlier terminated. The Agreement may be extended upon agreement by both parties, unless or until the Agreement is terminated. Either party may cancel this Agreement upon ten days written notice in the event either party violates any material provision of the Agreement and fails to cure such violation within ten days of written notification of such violation from the other party. As of December 31, 2022, the Company prepaid to Mr. Iler under the Agreement amounted to $25,000.

Due to a Related Party

In December 2022, OriginClear advanced $50,000 to the Company for working capital purpose. As of December 31, 2022, balance due to OriginClear amounted to $50,000.

Promissory Notes — Related Party (Working Capital Loans)

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

On November 4, 2022, an aggregate of $977,500 (the “Extension Payment”) was deposited into the Company’s Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from November 5, 2022 to February 5, 2023 (the “Extension”). The Extension is the first of the two three-month extensions permitted under the Company’s governing documents. In connection with the Extension Payment, the Company issued unsecured promissory notes to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the former manager of the Sponsor of the Company who resigned on December 22, 2022, (ii) a note of $150,000 to U.S. Tiger Securities, an existing stockholder, and (iv) a note of $170,000 to Dr. Lei Xu, the former President and Chairwoman of the Company who resigned on December 22, 2022. The three promissory notes together with the Company’s working capital fund were used to pay for the Extension Payment. These three promissory notes were assigned to the Sponsor on December 22, 2022.

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

As of December 31, 2022 and 2021, the Company had borrowings of $733,750 and $0, respectively, under the promissory notes — related party (working capital loans).

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Note 9 — Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of December 31, 2022 and 2021, there were no preferred stock issued or outstanding.

Common stock — The Company was initially authorized to issue up to 60,000,000 shares of common stock, par value $0.0001 per share. At February 19, 2021, there were 2,443,750 shares of common stock issued and outstanding. On March 2, 2021, the Company adopted and effected first amended and restated certificate of incorporation to divide common stock into Class A Common Stock and Class B Common Stock resulting the Company is authorized to issue up to 60,000,000 shares of common stock, par value $0.0001 per share including 55,000,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock. Accordingly, the Company forfeited 2,443,750 shares of common stock issued to the Sponsor and issued 2,443,750 shares of Class B Common Stock to the Sponsor.

Class A Common Stock — The Company is authorized to issue 55,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 665,500 shares of common stock issued and outstanding, excluding 9,775,000 ordinary shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the Company by the founders for $25,000, so that the founders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of December 31, 2022 and 2021, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

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

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Warrants — On November 5, 2021, the Company issued 4,887,500 warrants in connection with the IPO. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO or 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

As of December 31, 2022 and 2021, 4,887,500 warrants were outstanding.

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on third business day before the Company send the notice of redemption to the warrant holders.

The Company accounted for the 4,887,500 warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants of the date of grant date is approximately $4.4 million, or $0.906 per Unit, using the Monte Carlo Model. The fair value of the warrants is estimated as of the date of grant date using the following assumptions: (1) expected volatility of 16.2%, (2) risk-free interest rate of 1.16%, (3) expected life of 5.91 years, (4) exercise price of $11.50 and (5) stock price of $9.548.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

		For the Period from
	For the	February 1, 2021
	Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Current
Federal	$167,624	$–
State	103,722	–
Deferred
Federal	(124,849)	(27,755)
State	(31,561)	–
Valuation allowance	240,134	27,755
Income tax provision	$355,070	$–

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended	For the Period from February 1, 2021 (inception) through
	December 31, 2022	December 31, 2021
U.S. statutory rate	21.0%	21.0%
State statutory rate	9.1%	–%
Change in valuation allowance	85.3%	(21.0)%
Effective tax rate	115.4%	$0.0%

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company’s net deferred tax assets (liabilities) were as follows as of:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/organization costs	$267,889	$–
Net operating loss carryover	–	27,755
Deferred tax liabilities:
Accrued dividend income	(83,724)	–
Total deferred tax assets, net	184,165	27,755
Valuation allowance	(267,889)	(27,755)
Deferred tax liability, net	$(83,724)	$–

As of December 31, 2022 and 2021, the Company had $0 and $132,164, respectively, of U.S. federal and state net operating loss carryover available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 11 — Subsequent Events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the financial statements.

Potential Business Combination

On January 5, 2023, the Company filed a press release which announced the signing of a non-binding Letter of Intent with WODI under which the Company proposes to acquire all the outstanding securities of Water on Demand, based on certain material financial and business terms and conditions being met.

Promissory note – related party (working capital loan)

On February 6, 2023, $977,500 (the “Second Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 5, 2023 to May 5, 2023. The Extension is the second and final of the two three-month extensions permitted under the Company’s governing documents.

In connection with the Second Extension Payment, the Company issued an unsecured promissory note (the “Note 1”) to WODI. The Company’s board of directors has approved an amendment to our amended and restated certificate of incorporation that would extend the period of time we have to consummate our initial Business Combination by an additional six months from May 5, 2023 to November 5, 2023; however, the approval is subject to a stockholder vote which has not been obtained as of the date of this report.

On March 16, 2023, the board of directors of the Company approved the issuance of an unsecured promissory note dated March 9, 2023 in the principal amount of $75,000 (the “Note 2”) to WODI.

The Note 1 and Note 2 are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert its Note, in whole or in part, into private shares of the Class A common stock (the “Conversion Shares”) of the Company, as described in the prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

In addition to the Note 1 and Note 2, subsequent to December 31, 2022 to the date of this report, WODI advanced $555,420 to the Company as working capital loans. As of the date of this report, these balances have not been converted into an unsecured promissory note.

Extension of Business Combination Deadline

On March 3, 2023, the Company’s board of directors approved a stockholder proposal to amend its amended and restated certificate of incorporation to extend, upon the request of its Sponsor and approval by its board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which the Company refers to as a “Business Combination,” (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A Common Stock of $0.0625) or such earlier date as determined by the board of directors.

On April 10, 2023, at a special meeting of stockholders, 81.61% of stockholders entitled to vote (including holders of Class A and Class B shares of Common Stock on March 3, 2023) approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”) to extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A common stock of $0.0625) or such earlier date as determined by the board of directors. On April 11, 2023, we filed the Amendment with the Delaware Secretary of State. The stockholder vote to approve the Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the Amendment, 4,493,968 shares of Class A Common Stock elected to be redeemed.

