Form 10-Q
period 2023-03-31
Fortune Rise Acquisition Corp
filed 2023-05-19
CIK 1849294

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 001-40990

FORTUNE RISE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-1850747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13575 58th Street North Suite 200 Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

(727) 440-4603

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock on May 19, 2023, was 8,390,282.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$152,274	$172,314
Prepaid expenses	70,320	4,000
Prepaid expenses - related party	25,000	25,000
Total current assets	247,594	201,314

Investments held in Trust Account	103,815,642	101,942,526
Total Assets	$104,063,236	$102,143,840

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$168,131	$156,052
Due to related parties	605,420	50,000
Promissory notes - related party	1,786,250	733,750
Income taxes payable	347,330	271,346
Franchise taxes payable	50,000	199,759
Total current liabilities	2,957,131	1,410,907
Deferred tax liability	100,690	83,724
Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	6,479,071	4,915,881

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 9,775,000 shares at redemption value of $10.57 and $10.39 per share as of March 31, 2023 and December 31, 2022, respectively	103,317,622	101,559,697

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	–	–
Class A Common Stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 9,775,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	66	66
Class B Common Stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of March 31, 2023 and December 31, 2022	244	244
Accumulated deficit	(5,733,767)	(4,332,048)
Total Stockholders' Deficit	(5,733,457)	(4,331,738)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$104,063,236	$102,143,840

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Formation and operating costs	$424,219	$230,359
Franchise tax expenses	50,000	48,400
Loss from Operations	(474,219)	(278,759)

Other income:
Dividend earned on investments held in Trust Account	1,095,375	8,137

Income (loss) before income taxes	621,156	(270,622)

Income taxes provision	(264,950)	–

Net income (loss)	$356,206	$(270,622)

Basic and diluted weighted average shares outstanding, Common Stock subject to possible redemption	9,775,000	9,775,000
Basic and diluted net income (loss) per share, Common Stock subject to possible redemption	$0.07	$(0.02)
Basic and diluted weighted average shares outstanding, Common Stock attributable to Fortune Rise Acquisition Corporation	3,109,250	3,109,250
Basic and diluted net loss per share, Common Stock attributable to Fortune Rise Acquisition Corporation	$(0.11)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended March 31, 2023
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2022	–	$–	665,500	$66	2,443,750	$244	$(4,332,048)	$(4,331,738)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(1,757,925)	(1,757,925)
Net loss	–	–	–	–	–	–	356,206	356,206
Balance as of March 31, 2023	–	$–	665,500	$66	2,443,750	$244	$(5,733,767)	$(5,733,457)

	For the Three Months Ended March 31, 2022
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2021	–	$–	665,500	$66	2,443,750	$244	$(2,429,742)	$(2,429,432)
Net loss	–	–	–	–	–	–	(270,622)	(270,622)
Balance as of March 31, 2022	–	$–	665,500	$66	2,443,750	$244	$(2,700,364)	$(2,700,054)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$356,206	$(270,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(1,095,375)	(8,137)
Deferred tax expense	16,966	–
Changes in operating assets and liabilities:
Prepaid expenses	(66,320)	33,925
Accounts payable and accrued expenses	12,079	2,696
Income taxes payable	75,984	–
Franchise tax payable	(149,759)	12,439
Net cash used in operating activities	(850,219)	(229,699)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(977,500)	–
Withdraw of investments held in Trust Account	199,759	–
Net cash used in investing activities	(777,741)	–

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes to a related party	1,052,500	–
Advances from a related party	555,420	–
Net cash provided by financing activities	1,607,920	–

Net Change in Cash	(20,040)	(229,699)

Cash at beginning of the period	172,314	847,171
Cash at end of the period	$152,274	$617,472

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$1,757,925	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023 and December 31, 2022, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through March 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company had and will continue to generate non-operating income in the form of dividend income from the proceeds derived from the IPO.

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

The Company also issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to two Representatives as part of representative compensation. The Representative Shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by June 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination).

Following the closing of the IPO and the issuance and the sale of Private Placement Shares on November 5, 2021, $99,705,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee and invested the proceeds in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as determined by the Company, until the earlier of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote  to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete the initial Business Combination by June 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of the Company’s public shares if it is unable to complete the Business Combination by June 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of Class A Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until June 5, 2023  (or up to November 5, 2023, if the Company extends the time to complete a Business Combination) and payment of the extension by our Sponsor, or its affiliates, to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the 18-month time period. The founders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (defined below), Private Placement Shares, and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by June 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination) and payment of the extension by our Sponsor, or its affiliates, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination by June 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination) and payment of the extension by our Sponsor, or its affiliates, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

Extension Amendment on Business Combination

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

On April 11, 2023, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) or such earlier date as determined by the board of directors. The Company’s stockholders approved the Extension Amendment at a special meeting of stockholders of the Company on April 10, 2023.

On May 5, 2023, $330,064.50 (the “Third Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 5, 2023 to June 5, 2023 (the “Third Extension”).

Liquidity and Going Concern

As of March 31, 2023, the Company had $152,274 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes and a working deficit of $2,709,537. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by June 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination) and payment of the extension by our Sponsor, or its affiliates, the Company’s board of directors would commence an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 13, 2023.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited condensed financial statements include all adjustments management considers necessary for a fair presentation.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents.

Investments held in Trust Account

As of March 31, 2023 and December 31, 2022, $103,815,642 and $101,942,526, respectively, of the assets held in the Trust Account were held in money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying unaudited condensed statement of operations. Dividend income for the three months ended March 31, 2023 and 2022 amounted to $1,095,375 and $8,137, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

The Company accounted for the 4,887,500 Warrants issued with the Initial Public Offering as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.57 and $10.39 per share, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account..

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months ended March 31, 2023 and 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

	For the		For the
	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,063,454)	$(338,265)	$(205,315)	$(65,307)
Accretion of carrying value to redemption value	1,757,925	–	–	–
Allocation of net income (loss)	$694,471	$(338,265)	$(205,315)	$(65,307)
Denominators:
Weighted-average shares outstanding	9,775,000	3,109,250	9,775,000	3,109,250
Basic and diluted net income (loss) per share	$0.07	$(0.11)	$(0.02)	$(0.02)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has not early adopted this update and it will become effective on January 1, 2024 as the Company is qualified as an emerging growth company. The Company believes the adoption of this ASU would not have a material effect on the Company’s unaudited condensed financial statements.

Note 3 —Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $103,815,642 and $101,942,526, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$103,815,642	$101,942,526

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

As of March 31, 2023 and December 31, 2022, the Class A Common Stock reflected on the unaudited condensed balance sheets are reconciled in the following table.

Common stock subject to possible redemption, December 31, 2021	$99,705,000
Plus:
Accretion of carrying value to redemption value	1,854,697
Common stock subject to possible redemption, December 31, 2022	101,559,697
Plus:
Accretion of carrying value to redemption value	1,757,925
Common stock subject to possible redemption, March 31, 2023	$103,317,622

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

As of March 31, 2023 and December 31, 2022, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the sale of Private Placement Shares and issuance of the Representative Shares).

In November 2021, the Sponsor has transferred an aggregated amount of 443,750 Founder Shares to the Company’s former officers, directors, secretary and their designees at the same price originally paid for such shares prior to the closing of the IPO. As a result of such transfers, US Tiger Securities, Inc., a Representative of the underwriters of the IPO, as the designee of Mr. Lei Huang, former Chief Executive Officer who resigned on December 22, 2022, acquired 122,000 Founder Shares at the same price originally paid for such shares. Dr. Lei Xu, the Company’s former President, Ms. Yuanmei Ma, the Company’s former Chief Financial Officer, Ms. Christy Szeto, the Company’s former secretary, Dr. David Xianglin Li, Mr. Michael Daidov, and Mr. Norman Kristoff, each of the Company’s former directors collectively acquired the remaining 321,750 Founder Shares at the same price originally paid for such shares. On December 22, 2022, the Company’s officers, directors and secretary resigned from their respective positions, returned and sold a total of 343,750 Founder Shares back to the Sponsor with the original purchase price. Out of the issued and outstanding shares of Class B Common Stock, an aggregate of 100,000 shares remains owned by former management.

The sale of the Founder Shares from Sponsor to the Company’s officers, directors and secretary is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the remaining 100,000 shares, net of forfeiture of 343,750 shares, granted to the Company’s officers, directors and secretary was $716,250 or $7.16 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Representative Shares

The Company issued 120,000 Representative Shares to two Representatives without any consideration as part of the IPO compensation. The Representative Shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by June 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination) and payment of the extension by our Sponsor, or its affiliates.

Prepaid Expenses – Related Party

Effective December 1, 2022 (the “Effective Date”), Mr. J Richard Iler, the Company’s Principal Executive Officer, Chief Financial Officer, Secretary, and Treasurer, entered into a Consulting Agreement (the “Agreement”) with the Company and OriginClear, Inc. (OriginClear), a Nevada corporation and the parent company of the Sponsor pursuant to which Mr. Iler received an initial payment of $50,000 and is to receive separate payments of $25,000 monthly from January through April 2023. The term of the Agreement is for six months starting from the Effective Date, unless earlier terminated. The Agreement may be extended upon agreement by both parties, unless or until the Agreement is terminated. Either party may cancel this Agreement upon ten days written notice in the event either party violates any material provision of the Agreement and fails to cure such violation within ten days of written notification of such violation from the other party. As of March 31, 2023 and December 31, 2022, the Company prepaid to Mr. Iler under the Agreement amounted to $25,000 and $25,000, respectively.

Due to Related Parties

In December 2022, OriginClear advanced $50,000 to the Company for working capital purpose. As of March 31, 2023 and December 31, 2022, balance due to OriginClear amounted to $50,000 and $50,000, respectively.

During the three months ended March 31, 2023, WODI advanced $555,420 to the Company for working capital purpose. As  of March 31, 2023 and December 31, 2022, balances due to WODI amounted to $555,420 and $0, respectively.

Promissory Notes — Related Party (Working Capital Loans)

On November 4, 2022, an aggregate of $977,500 (the “First Extension Payment”) was deposited into the Company’s Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from November 5, 2022 to February 5, 2023 (the “First Extension”). The First Extension is the first of the two three-month extensions permitted under the Company’s governing documents. In connection with the First Extension Payment, the Company issued unsecured promissory notes (the “First Extension Note”) to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the former manager of the Sponsor of the Company who resigned on December 22, 2022, (ii) a note of $150,000 to U.S. Tiger Securities, an existing stockholder, and (iv) a note of $170,000 to Dr. Lei Xu, the former President and Chairwoman of the Company who resigned on December 22, 2022. The three promissory notes together with the Company’s working capital fund were used to pay for the First Extension Payment. These three promissory notes were assigned to WODI as creditor on December 22, 2022.

On February 6, 2023, $977,500 (the “Second Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 5, 2023 to May 5, 2023 (the “Second Extension”). The Second Extension is the second and final of the two three-month extensions permitted under the Company’s governing documents. In connection with the Second Extension Payment, the Company issued an unsecured promissory note (the “Second Extension Note”) to WODI. The Company’s board of directors has approved an amendment to our amended and restated certificate of incorporation that would extend the period of time we have to consummate its initial Business Combination by an additional six months from May 5, 2023 to November 5, 2023.

On March 16, 2023, the board of directors of the Company approved the issuance of an unsecured promissory note dated March 9, 2023 in the principal amount of $75,000 (the “Note 1”) to WODI.

The First Extension Note, the Second Extension Note, and Note 1 (herein referred to as the “Notes”) are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A common stock (the “Conversion Shares”) of the Company, as described in the prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

As of March 31, 2023 and December 31, 2022, the Company had borrowings of $1,786,250 and $733,750, respectively, under the promissory notes — related party (working capital loans).

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

Note 9 — Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

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

Class A Common Stock — The Company is authorized to issue 55,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 665,500 shares of common stock issued and outstanding, excluding 9,775,000 ordinary shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the Company by the founders for $25,000, so that the founders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of March 31, 2023 and December 31, 2022, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, 4,887,500 warrants were outstanding.

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

The Company accounted for the 4,887,500 warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants of the date of grant date is approximately $4.4 million, or $0.906 per Unit, using the Monte Carlo Model. The fair value of the warrants is estimated as of the date of grant date using the following assumptions: (1) expected volatility of 16.2%, (2) risk-free interest rate of 1.16%, (3) expected life of 5.91 years, (4) exercise pric0e of $11.50 and (5) stock price of $9.548.

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Current
Federal	$194,170	$–
State	53,814	–
Deferred
Federal	(70,902)	(56,830)
State	(19,650)	–
Valuation allowance	107,518	56,830
Income tax provision	$264,950	$–

The effective tax rate is 42.6% and 0.0% for the three months ended March 31, 2023 and 2022, respectively.

The Company’s net deferred tax assets (liabilities) were as follows as of:

	March 31, 2023	December 31, 2022
Deferred tax assets:
Start-up/organization costs	$375,407	$267,889
Deferred tax liabilities:
Accrued dividend income	(100,690)	(83,724)
Total deferred tax assets, net	274,717	184,165
Valuation allowance	(375,407)	(267,889)
Deferred tax liability, net	$(100,690)	$(83,724)

As of March 31, 2023 and December 31, 2022, the Company had $1,481,189 and $1,056,970, respectively, of U.S. federal and state start-up and organization available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 11 — Subsequent Events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the unaudited condensed financial statements.

Extension of Business Combination Deadline

On April 10, 2023, at a special meeting of stockholders, 81.61% of stockholders entitled to vote (including holders of Class A and Class B shares of Common Stock on March 3, 2023) approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”) to extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A common stock of $0.0625) or such earlier date as determined by the board of directors. On April 11, 2023, we filed the Amendment with the Delaware Secretary of State. The stockholder vote to approve the Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the Amendment, 4,493,968 shares of Class A Common Stock elected to be redeemed for a total redemption amount of $47,501,242 and the Company accrued the 1% excise tax in the amount of $475,012 as a reduction of equity as the Company is uncertain about the structure of business combination and whether additional shares will be issued within the same taxable year.

Promissory Notes — Related Party (Working Capital Loans)

On May 5, 2023, $330,064.50 (the “Third Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 5, 2023 to June 5, 2023 (the “Third Extension”). The Third Extension is the first of the six one-month extensions permitted under the Company’s governing documents. In connection with the Third Extension Payment, the Company issued an unsecured promissory note (the “Third Extension Note”) to WODI.

The Third Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A Common Stock (the “Conversion Shares”) of the Company, as described in the prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Extension of the Company’s Time to Consummate its Initial Business Combination

On November 4, 2022, an aggregate of $977,500 (the “First Extension Payment”) was deposited into the Company’s Trust Account for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from November 5, 2022 to February 5, 2023 (the “First Extension”). The First Extension was the first of the two three-month extensions permitted under the Company’s governing documents prior to being amended in April 2023. In connection with the Extension Payment, the Company issued unsecured promissory notes (the “First Extension Notes”) to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the former manager of the Sponsor of the Company, (ii) a note of $150,000 to U.S. Tiger Securities, and (iv) a note of $170,000 to Dr. Lei Xu, the former President and Chairwoman of the Company. The First Extension Notes were later assigned to our Sponsor on December 22, 2022.

On February 6, 2023, $977,500 (the “Second Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months from February 5, 2023 to May 5, 2023 (the “Second Extension”). The Second Extension was the second and final of the two three-month extensions permitted under the Company’s governing documents prior to being amended in April 2023. In connection with the Second Extension Payment, the Company issued an unsecured promissory note (the “Second Extension Note”) to WODI.

On May 5, 2023, $330,064.50 (the “Third Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 5, 2023 to June 5, 2023 (the “Third Extension”). The Third Extension is the first of the six one-month extensions permitted under the Company’s governing documents after being amended in April 2023. In connection with the Third Extension Payment, the Company issued an unsecured promissory note (the “Third Extension Note”, collectively with the First Extension Notes and the Second Extension Note herein referred to as the “Notes”) to WODI.

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

On April 10, 2023, at a special meeting of stockholders, 81.61% of stockholders entitled to vote (including holders of Class A and Class B shares of Common Stock on March 3, 2023) approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”) to extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A common stock of $0.0625) or such earlier date as determined by the board of directors. On April 11, 2023, we filed the Amendment with the Delaware Secretary of State. The stockholder vote to approve the Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the Amendment, 4,493,968 shares of Class A Common Stock were redeemed for a total redemption amount of $47,501,242.

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

For the three months ended March 31, 2023, we had a net income of $356,206 which consisted of dividend earned on investment held in Trust Account of $1,095,375, offset by formation and operating costs of $424,219, franchise tax expenses of $50,000 and income tax provision of $264,950.

For the three months ended March 31, 2022, we had a net loss of $270,600 which consisted of formation and operating costs of $230,359 and franchise tax expenses of $48,400, offset by dividend earned on investment held in Trust Account of $8,137.

Liquidity and Capital Resources

For three months ended March 31, 2023, cash used in operating activities was $850,219. As of March 31, 2023, we had cash outside the Trust Account of $152,274 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem the public shares of Common Stock. As of March 31, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above except for tax payments.

For the three months ended March 31, 2023, there was $850,219 of cash used in operating activities resulting from dividend earned on investment held in Trust Account amounting to $1,095,375, increase in prepaid expenses of $66,320, and decrease in franchise tax payable of $149,759, offset by net income of $356,206, deferred tax expense of $16,966, increase in accounts payable and accrued expenses of $12,079 and increase in income tax payable of $75,984.

For the three months ended March 31, 2022, there was $229,699 of cash used in operating activities, resulting from net loss of $270,622 and dividend earned on an investment held in Trust Account amounting to $8,137, offset by decrease in prepaid expenses of $33,925, increase in accounts payable and accrued expenses of $2,696 and increase in franchise tax payable of $12,439.

For the three months ended March 31, 2023, there was $777,741 of cash used in investing activities resulting from the purchase of an investment held in Trust Account amounting to $977,500, offset by withdrawal of an investment held in the Trust Account amounting to $199,759.

For the three months ended March 31, 2022, there were no cash investing activities.

For the three months ended March 31, 2023, there was $1,607,920 of cash provided by financing activities resulting from proceeds from the issuance of promissory notes to a related party amounting to $1,052,500 and advances from a related party amounting to $555,420.

For the three months ended March 31, 2022, there were no cash financing activities.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination, or, at the lender’s discretion, up to $3,000,000 of such loans may be convertible into shares of Class A Common Stock of the post business combination entity at a price of $10.00 per shares of Class A Common Stock. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial stockholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans. In addition, if the Company is unable to complete a business combination within the Combination Period by June 5, 2023, unless extended monthly until November 5, 2023 upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. As of March 31, 2023 and December 31, 2022, we have $605,420 and $50,000, respectively, payable due to a related party. As of March 31, 2023 and December 31, 2022, we have $1,786,250 and $733,750, respectively, promissory notes issued to related parties.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Investments held in Trust Account

As of March 31, 2023 and December 31, 2022, $103,815,642 and $101,942,526, respectively, of the assets held in the Trust Account were held in money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying statement of operations. Dividend income for the three months ended March 31, 2023 and March 31, 2022 amounted to $1,095,375 and $8,137, respectively.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.57 and $10.39, respectively, per share as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has not early adopted this update and it will become effective on January 1, 2024 as the Company is qualified as an emerging growth company. The Company believes the adoption of this ASU would not have a material effect on the Company’s unaudited condensed financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer who also serves as our principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Financial Officer who also serves as our principal executive officer, has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Date: May 19, 2023	By	/s/ J. Richard Iler
J. Richard Iler, Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

