Form 10-Q
period 2023-06-30
Fortune Rise Acquisition Corp
filed 2023-08-14
CIK 1849294

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 001-40990

FORTUNE RISE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-1850747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13575 58th Street North Suite 200 Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

(727) 440-4603

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	FRLAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	FRLA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	FRLAW	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock on August 14, 2023, was 6,724,202.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$187,204	$172,314
Prepaid expenses	212,187	4,000
Prepaid expenses - related party	–	25,000
Total current assets	399,391	201,314

Investments held in Trust Account	38,787,501	101,942,526
Total Assets	$39,186,892	$102,143,840

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$101,256	$156,052
Due to related parties	–	50,000
Promissory notes - related party	3,384,735	733,750
Income taxes payable	128,675	271,346
Franchise taxes payable	–	199,759
Excise taxes payable	654,283	–
Total current liabilities	4,268,949	1,410,907

Deferred tax liability	–	83,724
Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	7,690,199	4,915,881

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 3,614,952 shares and 9,775,000 shares at redemption value of $10.75 and $10.39 per share as of June 30, 2023 and December 31, 2022, respectively	38,849,935	101,559,697

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	–	–
Class A Common Stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 3,614,952 shares and 9,775,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	66	66
Class B Common Stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of June 30, 2023 and December 31, 2022	244	244
Accumulated deficit	(7,353,552)	(4,332,048)
Total Stockholders' Deficit	(7,353,242)	(4,331,738)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$39,186,892	$102,143,840

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Formation and operating costs	$535,438	$275,613	$959,657	$505,972
Franchise tax expenses	22,400	48,200	72,400	96,600
Loss from Operations	(557,838)	(323,813)	(1,032,057)	(602,572)

Other income:
Dividend earned on investments held in Trust Account	759,567	141,609	1,854,942	149,746

Income (loss) before income taxes	201,729	(182,204)	822,885	(452,826)

Income taxes provision	(206,656)	–	(471,606)	–

Net income (loss)	$(4,927)	$(182,204)	$351,279	$(452,826)

Basic and diluted weighted average shares outstanding, Common Stock subject to possible redemption	5,262,235	9,775,000	7,506,151	9,775,000
Basic and diluted net income (loss) per share, Common Stock subject to possible redemption	$0.07	$(0.01)	$0.14	$(0.04)
Basic and diluted weighted average shares outstanding, Common Stock attributable to Fortune Rise Acquisition Corporation	3,109,250	3,109,250	3,109,250	3,109,250
Basic and diluted net loss per share, Common Stock attributable to Fortune Rise Acquisition Corporation	$(0.12)	$(0.01)	$(0.22)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Six Months Ended June 30, 2023
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2022	–	$–	665,500	$66	2,443,750	$244	$(4,332,048)	$(4,331,738)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(1,757,925)	(1,757,925)
Net income	–	–	–	–	–	–	356,206	356,206
Balance as of March 31, 2023	–	–	665,500	66	2,443,750	244	(5,733,767)	(5,733,457)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(960,575)	(960,575)
Excise taxes accrual on redemption of Class A Common Stock	–	–	–	–	–	–	(654,283)	(654,283)
Net loss	–	–	–	–	–	–	(4,927)	(4,927)
Balance as of June 30, 2023	–	$–	665,500	$66	2,443,750	$244	$(7,353,552)	$(7,353,242)

	For the Six Months Ended June 30, 2022
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2021	–	$–	665,500	$66	2,443,750	$244	$(2,429,742)	$(2,429,432)
Net loss	–	–	–	–	–	–	(270,622)	(270,622)
Balance as of March 31, 2022	–	–	665,500	66	2,443,750	244	(2,700,364)	(2,700,054)
Net loss	–	–	–	–	–	–	(182,204)	(182,204)
Balance as of June 30, 2022	–	$–	665,500	$66	2,443,750	$244	$(2,882,568)	$(2,882,258)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$351,279	$(452,826)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(1,854,942)	(149,746)
Deferred tax expense	(83,724)	–
Changes in operating assets and liabilities:
Prepaid expenses	(208,187)	91,350
Prepaid expenses - related party	25,000	–
Accounts payable and accrued expenses	(54,796)	(8,004)
Income taxes payable	(142,671)	–
Franchise taxes payable	(199,759)	60,639
Net cash used in operating activities	(2,167,800)	(458,587)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(1,407,565)	–
Withdrawal of investments held in Trust Account	66,417,533	–
Net cash provided by investing activities	65,009,968	–

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes to a related party	2,600,985	–
Class A Common Stock redemptions	(65,428,263)	–
Net cash provided by financing activities	(62,827,278)	–

Net Change in Cash	14,890	(458,587)

Cash at beginning of the period	172,314	847,171
Cash at end of the period	$187,204	$388,584

Supplemental Cash Flow Information
Cash paid for income taxes	$698,000	$–
Cash paid for interest	$–	$–

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$2,718,500	$–
Excise taxes accrual on redemption of Class A Common Stock	$654,283	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Fortune Rise Acquisition Corporation (the “Company”) is a blank check company incorporated as a Delaware corporation on February 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company has signed a non-binding Letter of Intent for the Proposed Business Combination as discussed below. The Company has selected December 31 as its fiscal year end.

As of June 30, 2023 and December 31, 2022, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through June 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company had and will continue to generate non-operating income in the form of money market fund dividend income earned from the proceeds derived from the IPO.

The registration statement for the Company’s initial public offering (“IPO”) became effective on November 2, 2021. On November 5, 2021, the Company consummated the IPO of 9,775,000 units (including 1,275,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A Common Stock”), and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $97,750,000. The shares of Class A Common Stock included in the Public Units are referred to as the “public shares.”

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 545,500 shares of Class A Common Stock (the “Private Placement Shares”), comprised of 505,500 shares sold to the Company’s sponsor, Fortune Rise Sponsor LLC (the “Sponsor”) and 40,000 shares sold to US Tiger Securities, Inc. (“US Tiger Securities”), and EF Hutton, a division of Benchmark Investment LLC, the representatives of the several underwriters (each, a “Representative”), at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000. The Private Placement Shares are identical to the public shares, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

Transaction costs for the IPO amounted to $5,822,268, consisting of $5,376,250 of underwriting fees (including $3,421,250 of deferred underwriting fees) and $446,018 of other offering costs.

The Company also issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to the Representatives as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by September 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination).

Following the closing of the IPO and the issuance and the sale of Private Placement Shares on November 5, 2021, $99,705,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee and invested the proceeds in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete the initial Business Combination by September 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of the Company’s public shares if it is unable to complete the Business Combination by September 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting fee and taxes payable and interest previously released for working capital purposes on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The shares of Class A Common Stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until September 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination and payment of the extension by the Sponsor, or its affiliates), to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The founders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (defined below), Private Placement Shares, and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by September 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination) and payment of the extension by our Sponsor, or its affiliates), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination by September 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination and payment of the extension by our Sponsor, or its affiliates), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits its initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

Termination of Prior Proposed Business Combination

On April 26, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among Sigma Merger Sub Inc., a Delaware corporation and its direct, wholly owned subsidiary (“Sigma Merger Sub”), Gamma Merger Sub Inc., a Delaware corporation and its direct, wholly owned subsidiary (“Gamma Merger Sub”), VCV Power Sigma, Inc., a Delaware corporation (“Sigma”), VCV Power Gamma, Inc., a Delaware corporation (“Gamma,” and, together with Sigma, “VCV Digital Technology”), and Jerry Tang, in his capacity as the representative for stockholders of VCV Digital Technology and for certain limited purposes under Section 5.13 thereunder. Pursuant to the Merger Agreement, among other things, (i) in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Sigma Merger Sub would merge with and into Sigma, with Sigma surviving the Sigma Merger as the Company’s wholly owned subsidiary, and (ii) in accordance with the DGCL, Gamma Merger Sub will merge with and into Gamma, with Gamma surviving the Gamma Merger as its wholly owned subsidiary.

On July 19, 2022, pursuant to Section 11.01(a) of the Merger Agreement, the Company and VCV Digital Technology entered into a termination agreement and mutually agreed to terminate the Merger Agreement and the transaction contemplated thereby was abandoned.

Change of Sponsor

On December 22, 2022, Water On Demand, Inc. (“WODI”) entered into a Membership Interest Purchase and Transfer Agreement with Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan (each a “Seller,” and collectively, the “Sellers”) and the Sponsor, pursuant to which WODI purchased 100 membership interests in the Sponsor from the Sellers, which constitutes 100% of the membership interests in the Sponsor. The Sponsor holds 2,343,750 shares out of 2,443,750 shares of the issued and outstanding shares of Class B Common Stock of the Company.

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

Extension Amendment on Business Combination

On November 4, 2022, an aggregate of $977,500 (the “First Extension Payment”) was deposited into the Company’s Trust Account for the public stockholders, representing $0.10 per public share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by three months from November 5, 2022 to February 5, 2023 (the “First Extension”).

On February 6, 2023, $977,500 (the “Second Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.10 per public share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by three months from February 5, 2023 to May 5, 2023 (the “Second Extension”).

On April 11, 2023, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e., from May 5, 2023 to up to November 5, 2023) or such earlier date as determined by the board of directors. The Company’s stockholders approved the Extension Amendment at a special meeting of stockholders of the Company on April 10, 2023.

On May 5, 2023, $330,064.50 (the “Third Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.0625 per public share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by one month from May 5, 2023 to June 5, 2023 (the “Third Extension”).

As a result of the June 2, 2023 special meeting of stockholders of the Company, the Company filed with the Secretary of State of the State of Delaware an amendment to the Company’s amended and restated certificate of incorporation to amend the monthly extension amounts to be paid by the Sponsor (or its affiliates), to extend the period of time for the Company to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company to be made upon the request of the Sponsor, and approval by the Company’s board of directors, from an amended price per unredeemed share of Class A common stock of $0.0625 to the lower of $100,000 or $0.05 per unredeemed share of Class A Common Stock. On June 5, 2023, $100,000 (the “Fourth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by one month from June 5, 2023 to July 5, 2023 (the “Fourth Extension”).

On July 5, 2023, $100,000 (the “Fifth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by one month from July 5, 2023 to August 5, 2023 (the “Fifth Extension”).

On August 4, 2023, $100,000 (the “Sixth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from August 5, 2023 to September 5, 2023 (the “Sixth Extension”).

Liquidity and Going Concern

As of June 30, 2023, the Company had $187,204 in cash held outside the Trust Account available for the Company’s payment of expenses related to working capital purposes and a working capital deficit of $3,869,558. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by September 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination), the Company’s board of directors would commence a winding up, dissolution and liquidation pursuant to the terms of the amended and restated certificate of incorporation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances issued within the same taxable year of a Business Combination and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

As a result of the 6,160,048 shares of Class A common stock redeemed in April 2023 and June 2023, the Company accrued the 1% excise tax in the amount of $654,283 as a reduction of equity, as the Company is uncertain about the structure of any Business Combination and whether additional shares will be issued within the same taxable year.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of both June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Investments held in Trust Account

As of June 30, 2023 and December 31, 2022, $38,787,501 and $101,942,526, respectively, representing all of the assets held in the Trust Account, were held in money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying unaudited condensed statement of operations. Dividend income for the three months ended June 30, 2023 and 2022 amounted to $759,567 and $141,609, respectively. Dividend income for the six months ended June 30, 2023 and 2022 amounted to $1,854,942 and $149,746, respectively.

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

The Company accounted for the 4,887,500 Warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity.”

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.75 and $10.39 per share, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital is zero.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. To determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months and six months ended June 30, 2023 and 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

	For the		For the
	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(606,905)	$(358,597)	$(138,234)	$(43,970)
Accretion of carrying value to redemption value	960,575	–	–	–
Allocation of net income (loss)	$353,670	$(358,597)	$(138,234)	$(43,970)
Denominators:
Weighted-average shares outstanding	5,262,235	3,109,250	9,775,000	3,109,250
Basic and diluted net income (loss) per share	$0.07	$(0.12)	$(0.01)	$(0.01)

	For the		For the
	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,673,862)	$(693,359)	$(343,549)	$(109,277)
Accretion of carrying value to redemption value	2,718,500	–	–	–
Allocation of net income (loss)	$1,044,638	$(693,359)	$(343,549)	$(109,277)
Denominators:
Weighted-average shares outstanding	7,506,151	3,109,250	9,775,000	3,109,250
Basic and diluted net income (loss) per share	$0.14	$(0.22)	$(0.04)	$(0.04)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with prior GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this ASU are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has not early adopted this ASU and it will become effective for the Company on January 1, 2024, as the Company is an emerging growth company. The Company believes the adoption of this ASU would not have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $38,787,501 and $101,942,526, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$38,787,501	$101,942,526

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

The Company’s redeemable Class A Common Stock is subject to the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2023 and December 31, 2022, the Class A Common Stock reflected on the unaudited condensed balance sheets is reconciled in the following table.

Common stock subject to possible redemption, December 31, 2021	$99,705,000
Plus:
Accretion of carrying value to redemption value	1,854,697
Common stock subject to possible redemption, December 31, 2022	101,559,697
Less:
Redemptions	(65,428,262)
Plus:
Accretion of carrying value to redemption value	2,718,500
Common stock subject to possible redemption, June 30, 2023	$38,849,935

Note 5 — Private Placement

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 545,500 Private Placement Shares, comprised of 505,500 shares sold to the Sponsor and 40,000 shares sold to the Representatives, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000. The Private Placement Shares are identical to the public shares, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

Note 6 — Related Party Transactions

Founder and Private Placement Shares

On February 18, 2021, the Sponsor acquired 2,443,750 shares of common stock from the Company for a purchase price of $25,000. On March 2, 2021, the Company amended and restated its certificate of incorporation to divide its common stock into Class A Common Stock and Class B Common Stock without changing the total amount of the authorized capital of common stock. As a result, the Company cancelled the 2,443,750 shares of common stock held by the Sponsor and simultaneously issued 2,443,750 shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) to the Sponsor.

As of June 30, 2023 and December 31, 2022, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the sale of Private Placement Shares and issuance of the Representative Shares).

In November 2021, the Sponsor transferred an aggregate of 443,750 Founder Shares to the Company’s former officers, directors, secretary and their designees at the same price originally paid for such shares prior to the closing of the IPO. As a result of such transfers, US Tiger Securities, Inc., a Representative, as the designee of Mr. Lei Huang, former Chief Executive Officer who resigned on December 22, 2022, acquired 122,000 Founder Shares at the same price originally paid for such shares. Dr. Lei Xu, the Company’s former President, Ms. Yuanmei Ma, the Company’s former Chief Financial Officer, Ms. Christy Szeto, the Company’s former secretary, Dr. David Xianglin Li, Mr. Michael Daidov, and Mr. Norman Kristoff, each of the Company’s former directors collectively acquired the remaining 321,750 Founder Shares at the same price originally paid for such shares. On December 22, 2022, the Company’s officers, directors and secretary resigned from their respective positions and returned and sold a total of 343,750 Founder Shares back to the Sponsor for the original purchase price. Out of the issued and outstanding shares of Class B Common Stock, an aggregate of 100,000 shares remains owned by former management.

The sale of the Founder Shares from Sponsor to the Company’s officers, directors and secretary is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the remaining 100,000 shares, net of forfeiture of 343,750 shares, granted to the Company’s officers, directors and secretary was $716,250, or $7.16 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023 and December 31, 2022, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

On November 5, 2021, the Company completed the private sale of 505,500 shares of Class A Common Stock to the Sponsor, Fortune Rise Sponsor LLC, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,055,000. The Private Placement Shares are identical to the public shares, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

Representative Shares

The Company issued 120,000 Representative Shares to the Representatives of the underwriters for the Company’s IPO, as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by September 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination and payment of the extension by our Sponsor, or its affiliates).

Prepaid Expenses – Related Party

Effective December 1, 2022 (the “Effective Date”), Mr. J. Richard Iler, the Company’s former Principal Executive Officer, Chief Financial Officer, Secretary, and Treasurer, entered into a Consulting Agreement (the “Agreement”) with the Company and OriginClear, Inc. (OriginClear), a Nevada corporation and the parent company of the Sponsor, pursuant to which Mr. Iler received an initial payment of $50,000 and received separate payments of $25,000 monthly from January 2023 through April 2023. The term of the Agreement was for six months starting from the Effective Date, unless earlier terminated. As of June 30, 2023 and December 31, 2022, the Company prepaid to Mr. Iler under the Agreement amounted to $0 and $25,000, respectively.

Due to Related Parties

In December 2022, OriginClear advanced $50,000 to the Company for working capital. On April 17, 2023, the board of directors of the Company approved the issuance of an unsecured promissory note dated November 23, 2022 in the principal amount of $50,000 to OriginClear and the Company reclassified this $50,000 advances into a promissory note – related party. As of June 30, 2023 and December 31, 2022, balance due to OriginClear amounted to $0 and $50,000, respectively.

Promissory Notes — Related Party (Working Capital Loans)

On November 4, 2022, an aggregate of $977,500 (the “First Extension Payment”) was deposited into the Company’s Trust Account for the public stockholders, representing $0.10 per public share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by three months from November 5, 2022 to February 5, 2023 (the “First Extension”). The First Extension was the first of the two three-month extensions permitted under the Company’s amended and restated certificate of incorporation prior to its amendment in April 2023. In connection with the First Extension Payment, the Company issued unsecured promissory notes (the “First Extension Note”) to certain initial stockholders, including (i) a note of $413,750 to Mr. Koon Keung Chan, the former manager of the Sponsor of the Company who resigned on December 22, 2022, (ii) a note of $150,000 to US Tiger Securities, an existing stockholder, and (iii) a note of $170,000 to Dr. Lei Xu, the former President and Chairwoman of the Company who resigned on December 22, 2022. The three promissory notes together with the Company’s working capital fund were used to pay for the First Extension Payment. These three promissory notes totaling $733,750 were assigned to WODI as creditor on December 22, 2022.

On February 6, 2023, $977,500 (the “Second Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.10 per public share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by three months from February 5, 2023 to May 5, 2023 (the “Second Extension”). The Second Extension was the second and final of the two three-month extensions permitted under the Company’s amended and restated certificate of incorporation prior to its amendment in April 2023. In connection with the Second Extension Payment, the Company issued an unsecured promissory note (the “Second Extension Note”) to WODI.

On March 16, 2023, the board of directors of the Company approved the issuance of an unsecured promissory note dated March 9, 2023 in the principal amount of $75,000 (the “Note 1”) to WODI.

On April 17, 2023, the board of directors of the Company, approved the issuance of the following unsecured promissory notes (“Notes 2”):

•	Unsecured promissory note dated November 23, 2022 in the principal amount of $50,000 to OriginClear;
•	Unsecured promissory note dated January 6, 2023 in the principal amount of $25,000 to WODI;
•	Unsecured promissory note dated January 9, 2023 in the principal amount of $75,000 to WODI;
•	Unsecured promissory note dated February 15, 2023 in the principal amount of $106,920 to WODI;
•	Unsecured promissory note dated February 28, 2023 in the principal amount of $12,500 to WODI;
•	Unsecured promissory note dated February 28, 2023 in the principal amount of $8,500 to WODI;
•	Unsecured promissory note dated March 3, 2023 in the principal amount of $45,000 to WODI;
•	Unsecured promissory note dated March 8, 2023 in the principal amount of $12,500 to WODI;
•	Unsecured promissory note dated March 17, 2023 in the principal amount of $125,000 to WODI; and
•	Unsecured promissory note dated March 31, 2023 in the principal amount of $145,000 to WODI.

On May 5, 2023, in connection with the Third Extension Payment, the Company issued an unsecured promissory note in the principal amount of $330,065 (the “Third Extension Note”) to WODI.

On June 5, 2023, in connection with the Fourth Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Fourth Extension Note”) to WODI.

The Company also issued the following unsecured promissory notes (“Notes 3”) to WODI for working capital purpose:

•	Unsecured promissory note dated May 2, 2023 in the principal amount of $30,000 to WODI;
•	Unsecured promissory note dated May 5, 2023 in the principal amount of $25,000 to WODI;
•	Unsecured promissory note dated May 25, 2023 in the principal amount of $130,000 to WODI;
•	Unsecured promissory note dated June 2, 2023 in the principal amount of $105,000 to WODI;
•	Unsecured promissory note dated June 6, 2023 in the principal amount of $100,000 to WODI;
•	Unsecured promissory note dated June 8, 2023 in the principal amount of $48,000 to WODI;
•	Unsecured promissory note dated June 9, 2023 in the principal amount of $25,000 to WODI; and
•	Unsecured promissory note dated June 23, 2023 in the principal amount of $100,000 to WODI.

The First Extension Note, the Second Extension Note, the Third Extension Note, the Fourth Extension Note, Note 1, Notes 2, and Notes 3 (herein referred to as the “Notes” or the “Working Capital Loans”) are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of Class A Common Stock (the “Conversion Shares”), as described in the IPO prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount, up to $3,000,000, determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

As of June 30, 2023 and December 31, 2022, the Company had borrowings of $3,384,735 and $733,750, respectively, under the promissory notes — related party (working capital loans).

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

Registration Rights

The holders of the Founder Shares, Private Placement Shares and shares of common stock that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Representatives entitled to underwriting discounts of (i) two percent (2.0%) of the gross proceeds of the IPO, or $1,955,000 in the aggregate, and paid at the closing of the IPO and (ii) will be entitled to a deferred underwriting discount of three and a half percent (3.5%) of the gross proceeds of the IPO, or approximately $3,421,250 in the aggregate, upon the consummation of a Business Combination.

Note 8 — Deferred Underwriters’ Discount

The Company is obligated to pay the underwriters a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO. The deferred underwriters’ discount of $3,421,250 will become payable to the Representatives from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination.

Note 9 — Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common stock — The Company was initially authorized to issue up to 60,000,000 shares of common stock, par value $0.0001 per share. On February 19, 2021, there were 2,443,750 shares of common stock issued and outstanding. On March 2, 2021, the Company amended and restated its certificate of incorporation to divide its common stock into Class A Common Stock and Class B Common Stock, with the result that the Company is authorized to issue up to 60,000,000 shares of common stock, par value $0.0001 per share, comprised of 55,000,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock. In connection therewith, the Company cancelled 2,443,750 shares of common stock issued to the Sponsor and issued 2,443,750 shares of Class B Common Stock to the Sponsor.

Holders of record of Common Stock are entitled to one vote for each share held on all matters to be voted on by stockholders. The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Holders of record of the Class A Common Stock and holders of record of the Class B Common Stock will vote together as a single class on all matters submitted to a vote of the stockholders, with each share of common stock entitling the holder to one vote except as required by applicable law. The shares of Class B Common Stock will automatically convert into shares of Class A Common Stock at the closing of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right.

Class A Common Stock — The Company is authorized to issue 55,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

In connection with the special meeting of stockholders on April 10, 2023, holders of 4,493,968 public shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.57 per share, for an aggregate redemption amount of approximately $47,501,242.

In connection with the special meeting of stockholders on June 2, 2023, holders of 1,666,080 public shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.76 per share, for an aggregate redemption amount of approximately $17,927,021.

As of June 30, 2023 and December 31, 2022, there were 665,500 shares of common stock issued and outstanding, excluding 3,614,952 and 9,775,000 shares of common stock, respectively, subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the founders for $25,000, so that the founders collectively owned 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of June 30, 2023 and December 31, 2022, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

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

As of June 30, 2023 and December 31, 2022, 4,887,500 warrants were outstanding.

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on third business day before the Company send the notice of redemption to the warrant holders.

The Company accounted for the 4,887,500 warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity.” The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants of the date of grant date is approximately $4.4 million, or $0.906 per Unit, using the Monte Carlo Model. The fair value of the warrants is estimated as of the date of grant date using the following assumptions: (1) expected volatility of 16.2%, (2) risk-free interest rate of 1.16%, (3) expected life of 5.91 years, (4) exercise price of $11.50 and (5) stock price of $9.548.

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Current
Federal	$225,131	$–	$419,301	$–
State	82,215	–	136,029	–
Deferred
Federal	(185,097)	(38,263)	(255,999)	(95,093)
State	(51,300)	–	(70,950)	–
Valuation allowance	135,707	38,263	243,225	95,093
Income tax provision	$206,656	$–	$471,606	$–

The effective tax rate is 102.4% and 0.0% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate is 57.3% and 0.0% for the six months ended June 30, 2023 and 2022, respectively.

The Company’s net deferred tax assets (liabilities) were as follows as of:

	June 30, 2023	December 31, 2022
Deferred tax assets:
Start-up/organization costs	$485,769	$267,889
Deferred tax liabilities:
Accrued dividend income	–	(83,724)
Total deferred tax assets, net	485,769	184,165
Valuation allowance	(485,769)	(267,889)
Deferred tax liability, net	$–	$(83,724)

As of June 30, 2023 and December 31, 2022, the Company had $1,916,627 and $1,056,970, respectively, of U.S. federal and state start-up and organization expenses available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

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

Promissory Notes — Related Party (Working Capital Loans)

On July 5, 2023, $100,000 (the “Fifth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by one month from July 5, 2023 to August 5, 2023 (the “Fifth Extension”). The Fifth Extension was the third of the six one-month extensions permitted under the Company’s governing documents. In connection with the Fifth Extension Payment, the Company issued an unsecured promissory note (the “Fifth Extension Note”) to WODI.

On August 4, 2023, $100,000 (the “Sixth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from August 5, 2023 to September 5, 2023 (the “Sixth Extension”). The Sixth Extension was the fourth of the six one-month extensions permitted under the Company’s governing documents. In connection with the Sixth Extension Payment, the Company issued an unsecured promissory note (the “Sixth Extension Note”) to WODI.

The Fifth Extension Note and the Sixth Extension Note are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A Common Stock (the “Conversion Shares”) of the Company, as described in the IPO prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

On July 14, 2023, the Company entered into a consulting agreement with Richard A. Brand (the “Consulting Agreement”). The Consulting Agreement provides for compensation to Mr. Brand of $10,000 per month. The Consulting Agreement provides for a term of six months, unless earlier terminated by either party upon 10 business days’ written notice.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering filed with the SEC on November 3, 2021. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Effective December 22, 2022, Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan, Fortune Rise Sponsor LLC (the “Sponsor”), and Water On Demand, Inc., a Nevada corporation that controls our Sponsor (“WODI”), entered into a Membership Interest Purchase and Transfer Agreement pursuant to which they sold to WODI all right, title and interest in and to the membership interests held by each of Messrs. Cheung, Chan, and Chan in the Sponsor (an aggregate of 100 membership interests) for $400,000.

In addition, effective December 22, 2022, our Sponsor entered into a Securities Transfer Agreement with each of US Tiger Securities, Inc. (as designee of Lei Huang), Lei Xu, Yuanmei Ma, Norman C. Kristoff, David Xianglin Li, Michael Davidov, and Christy Szeto (the “Sellers”), pursuant to which the Sellers sold to the Sponsor an aggregate of 343,750 shares of Class B Common Stock for the purchase price of $3,506.25. Out of the issued and outstanding shares of Class B Common Stock, an aggregate of 100,000 shares remain owned by former management.

Lastly, on December 22, 2022, each of Koon Keung Chan, Lei Xu, and US Tiger Securities, Inc. assigned each of their promissory notes issued on November 4, 2022 in the aggregate amount of $733,750 to the Sponsor.

Since our inception, we have been actively searching for a suitable business combination target, and on January 5, 2023, we signed a non-binding Letter of Intent with WODI, under which we propose to acquire all the outstanding securities of WODI based on certain material financial and business terms and conditions being met. A business combination will be subject to our due diligence of WODI as well as negotiating a definitive agreement; however, there is no assurance that any definitive agreement will be reached between us and WODI. We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination except that we will not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

We will effectuate our business combination using cash (subject to potential reduction of the trust account for the benefit of our public stockholders (the “Trust Account”) by stockholder redemptions) derived from the proceeds of (i) our initial public offering (the “IPO”), (ii) the sale of Common Stock (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Sponsor, and/or (iii) the issuance of additional shares, debt or a combination of shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful. Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held outside of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

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

Recent Developments

Extension of the Company’s Time to Consummate its Initial Business Combination

On November 4, 2022, an aggregate of $977,500 (the “First Extension Payment”) was deposited into our Trust Account for the public stockholders, representing $0.10 per public share, which enabled us to extend the period of time we had to consummate our initial business combination by three months from November 5, 2022 to February 5, 2023 (the “First Extension”). The First Extension was the first of the two three-month extensions permitted under our amended and restated certificate of incorporation prior to its amendment in April 2023. In connection with the First Extension Payment, we issued unsecured promissory notes (the “First Extension Notes”) to certain initial stockholders including (i) a note of $413,750 to Mr. Koon Keung Chan, the former manager of the Sponsor, (ii) a note of $150,000 to US Tiger Securities, and (iii) a note of $170,000 to Dr. Lei Xu, our former President and Chairwoman. The First Extension Notes were later assigned to our Sponsor on December 22, 2022.

On February 6, 2023, $977,500 (the “Second Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.10 per public share, which enabled us to extend the period of time we had to consummate our initial business combination by three months from February 5, 2023 to May 5, 2023 (the “Second Extension”). The Second Extension was the second and final of the two three-month extensions permitted under our amended and restated certificate of incorporation prior to its amendment in April 2023. In connection with the Second Extension Payment, we issued an unsecured promissory note (the “Second Extension Note”) to WODI.

On May 5, 2023, $330,064.50 (the “Third Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.0625 per public share, which enabled us to extend the period of time we had to consummate our initial business combination by one month from May 5, 2023 to June 5, 2023 (the “Third Extension”). The Third Extension was the first of the six one-month extensions permitted under our amended and restated certificate of incorporation after its amendment in April 2023. In connection with the Third Extension Payment, we issued an unsecured promissory note (the “Third Extension Note”) to WODI.

On June 5, 2023, $100,000 (the “Fourth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled us to extend the period of time we had to consummate our initial business combination by one month from June 5, 2023 to July 5, 2023 (the “Fourth Extension”). The Fourth Extension was the second of the six one-month extensions permitted under our amended and restated certificate of incorporation after its amendment in April 2023. In connection with the Fourth Extension Payment, we issued an unsecured promissory note (the “Fourth Extension Note”) to WODI.

On July 5, 2023, $100,000 (the “Fifth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled us to extend the period of time we had to consummate our initial business combination by one month from July 5, 2023 to August 5, 2023 (the “Fifth Extension”). The Fifth Extension was the third of the six one-month extensions permitted under our amended and restated certificate of incorporation after its amendment in April 2023. In connection with the Fifth Extension Payment, we issued an unsecured promissory note (the “Fifth Extension Note”) to WODI.

On August 4, 2023, $100,000 (the “Sixth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from August 5, 2023 to September 5, 2023 (the “Sixth Extension”). The Sixth Extension was the fourth of the six one-month extensions permitted under our amended and restated certificate of incorporation after its amendment in April 2023. In connection with the Sixth Extension Payment, we issued an unsecured promissory note (the “Sixth Extension Note,” collectively with the First Extension Notes, the Second Extension Note, the Third Extension Note, the Fourth Extension Note, and the Fifth Extension Note, herein referred to as the “Notes”) to WODI.

The Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of our liquidation. The principal balance may be prepaid at any time, at our election. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of our Class A Common Stock (the “Conversion Shares”), as described in our IPO prospectus (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount, up to $3,000,000, determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

Extension of Business Combination Deadline

On March 3, 2023, our board of directors approved a stockholder proposal to amend our amended and restated certificate of incorporation to extend, upon the request of our Sponsor and approval by our board of directors, the period of time for us to (i) consummate a business combination, (ii) cease our operations if we fail to complete such business combination, and (iii) redeem or repurchase 100% of the public shares, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 to up to November 5, 2023) or such earlier date as determined by the board of directors.

On April 10, 2023, at a special meeting of stockholders, our stockholders approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Amendment”) to extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for us to (i) consummate a business combination, (ii) cease our operations if we fail to complete such business combination, and (iii) redeem or repurchase 100% of the public shares, up to six times, each by an additional month, for an aggregate of six additional months (i.e. from May 5, 2023 to up to November 5, 2023) or such earlier date as determined by the board of directors. On April 11, 2023, we filed the Amendment with the Delaware Secretary of State. The stockholder vote to approve the Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the Amendment, 4,493,968 shares of Class A Common Stock were redeemed for a total redemption amount of $47,501,242.

As a result of the June 2, 2023 special meeting of stockholders of the Company, the Company filed with the Secretary of State of the State of Delaware an amendment to the Company’s amended and restated certificate of incorporation to amend the monthly extension amounts to be paid by the Sponsor (or its affiliates), to extend the period of time for the Company to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company to be made upon the request of the Sponsor, and approval by the Company’s board of directors, from an amended price per unredeemed share of Class A Common Stock of $0.0625 to the lower of $100,000 or $0.05 per unredeemed share of Class A Common Stock.

On June 2, 2023, at a special meeting of stockholders, the holders of 1,666,080 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.76 per share, for an aggregate redemption amount of approximately $17,927,021. Following such redemptions, 3,614,952 public shares of Class A Common Stock remain outstanding.

Results of Operations

Our entire activity from inception to date was related to our formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not generate any operating revenues, if any, until the closing and completion of our initial business combination. We generate non-operating income in the form of money market fund dividend income earned on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $4,927 which consisted of formation and operating costs of $535,438, franchise tax expenses of $22,400 and income tax provision of $206,656, offset by dividend income earned on investments held in Trust Account of $759,567.

For the three months ended June 30, 2022, we had a net loss of $182,204 which consisted of operating costs of $275,613 and franchise tax expenses of $48,200, offset by dividend earned on investment held in Trust Account of $141,609.

For the six months ended June 30, 2023, we had a net income of $351,279 which consisted of dividend earned on investment held in Trust Account of $1,854,942, offset by formation and operating costs of $959,657, franchise tax expenses of $72,400 and income tax provision of $471,606.

For the six months ended June 30, 2022, we had a net loss of $452,826 which consisted of formation and operating costs of $505,972 and franchise tax expenses of $96,600, offset by dividend earned on investment held in Trust Account of $149,746.

Liquidity and Capital Resources

As of June 30, 2023, we had cash outside the Trust Account of $187,204 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use prior to an initial business combination, and is restricted for use either in a business combination or to redeem the public shares of Common Stock. As of June 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above except for tax payments.

For the six months ended June 30, 2023, there was $2,167,800 of cash used in operating activities resulting from dividend earned on investment held in Trust Account amounting to $1,854,942, non-cash deferred tax expense of $83,724, increase in prepaid expenses of $208,187, decrease in accounts payable and accrued expenses of $54,796, decrease in income tax payable of $142,671 and decrease in franchise tax payable of $199,759, offset by net income of $351,279 and decrease in prepaid expenses – related party of $25,000.

For the six months ended June 30, 2023, there was $65,009,968 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account amounting to $66,417,533, offset by the purchase of an investment held in Trust Account amounting to $1,407,565.

For the six months ended June 30, 2022, there were no cash investing activities.

For the six months ended June 30, 2023, there was $62,827,278 of cash used in financing activities resulting from the Class A common stock redemptions of $65,428,263, offset by the proceeds from the issuance of promissory notes to a related party amounting to $2,600,985.

For the six months ended June 30, 2022, there were no cash financing activities.

Until consummation of the business combination, we will use the funds held outside the Trust Account, and any additional funding that may be loaned to us by our Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the business combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the business combination, or, at the lender’s discretion, up to $3,000,000 of such loans may be convertible into shares of Class A Common Stock of the post business combination entity at a price of $10.00 per share of Class A Common Stock. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial stockholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans. In addition, if we are unable to complete a business combination within the Combination Period by September 5, 2023 (or up to November 5, 2023, if the Company extends the time to complete a Business Combination), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that this additional condition also raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. As of June 30, 2023 and December 31, 2022, we have $0 and $50,000, respectively, payable due to a related party. As of June 30, 2023 and December 31, 2022, we have $3,384,735 and $733,750, respectively, promissory notes issued to related parties.

We are obligated to pay the underwriters a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO. The deferred underwriters’ discount of $3,421,250 will become payable to the US Tiger Securities and EF Hutton, a division of Benchmark Investment LLC, the representatives of the several underwriters of the IPO (each, a “Representative”), from the amounts held in the Trust Account solely in the event that we complete a business combination.

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

Investments held in Trust Account

As of June 30, 2023 and December 31, 2022, $38,787,501 and $101,942,526, respectively, representing all of the assets held in the Trust Account, were held in money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying statement of operations. Dividend income for the three months ended June 30, 2023 and June 30, 2022 amounted to $759,567 and $141,609, respectively. Dividend income for the six months ended June 30, 2023 and June 30, 2022 amounted to $1,854,942 and $149,746, respectively.

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

We accounted for the 4,887,500 Warrants issued with the Initial Public Offering as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity.”

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.75 and $10.39, respectively, per share as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position.

We have identified the United States as our only “major” tax jurisdiction.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock per this ASU. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with prior GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this ASU are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. We have has not early adopted the ASU, and it will become effective for us on January 1, 2024, as we are an emerging growth company. We believe the adoption of this ASU would not have a material effect on our unaudited condensed financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer who also serves as our principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Financial Officer who also serves as our principal executive officer, has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation dated October 27, 2021 (1)
3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation dated April 11, 2023 (2)
3.3	Amendment No. 2 to the Amended and Restated Certificate of Incorporation dated June 2, 2023 (3)
3.4	Bylaws (4)
10.1	Promissory Note, dated November 23, 2022, issued by Fortune Rise Acquisition Corporation to OriginClear, Inc. (5)
10.2	Promissory Note, dated January 6, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (5)
10.3	Promissory Note, dated January 9, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (5)
10.4	Promissory Note, dated February 15, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (5)
10.5	Promissory Note, dated February 28, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. in the principal amount of $12,500 (5)
10.6	Promissory Note, dated February 28, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. in the principal amount of $8,500 (5)
10.7	Promissory Note, dated March 3, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (5)
10.8	Promissory Note, dated March 8, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (5)
10.9	Promissory Note, dated March 17, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (5)
10.10	Promissory Note, dated March 31, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (5)
10.11	Promissory Note, dated May 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (6)
10.12	Promissory Note, dated June 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (7)
10.13	Promissory Note, dated July 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (8)
10.14	Consulting Agreement, dated July 14, 2023, by and between Fortune Rise Acquisition Corporation and Richard Brand (8)
10.15	Promissory Note, dated August 4, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (9)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

(1) Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on November 5, 2021.

(2) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 13, 2023.

(3) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 2, 2023.

(4) Incorporated by reference to the Company’s Amendment No. 6 to the Registration Statement on Form S-1 filed with the SEC on May 26, 2021.

(5) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 21, 2023.

(6) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 8, 2023.

(7) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 6, 2023.

(8) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 19, 2023.

(9) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 7, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Date: August 14, 2023	By	/s/ Richard A. Brand
Richard A. Brand, Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

