Form 10-Q
period 2023-09-30
Fortune Rise Acquisition Corp
filed 2023-11-20
CIK 1849294

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock on November 20, 2023, was 6,271,798.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$111,745	$172,314
Prepaid expenses	192,772	4,000
Prepaid expenses - related party	–	25,000
Total current assets	304,517	201,314

Cash and Investments held in Trust Account	39,535,883	101,942,526
Total Assets	$39,840,400	$102,143,840

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$218,056	$156,052
Due to related parties	15,000	50,000
Promissory notes - related party	3,994,735	733,750
Income taxes payable	–	271,346
Franchise taxes payable	–	199,759
Excise taxes payable	654,283	–
Total current liabilities	4,882,074	1,410,907

Deferred tax liability	–	83,724
Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	8,303,324	4,915,881

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 3,614,952 shares and 9,775,000 shares at redemption value of $10.95 and $10.39 per share as of September 30, 2023 and December 31, 2022, respectively	39,583,698	101,559,697

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	–	–
Class A Common Stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 3,614,952 shares and 9,775,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022	66	66
Class B Common Stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of September 30, 2023 and December 31, 2022	244	244
Accumulated deficit	(8,046,932)	(4,332,048)
Total Stockholders' Deficit	(8,046,622)	(4,331,738)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$39,840,400	$102,143,840

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating costs	$393,380	$225,934	$1,353,037	$731,906
Franchise tax expenses	38,000	48,600	110,400	145,200
Loss from Operations	(431,380)	(274,534)	(1,463,437)	(877,106)

Other income:
Dividend earned on investments held in Trust Account	487,742	450,819	2,342,684	600,565

Income (loss) before income taxes	56,362	176,285	879,247	(276,541)

Income taxes provision	(15,979)	–	(487,585)	–

Net income (loss)	$40,383	$176,285	$391,662	$(276,541)

Basic and diluted weighted average shares outstanding, Common Stock subject to possible redemption	3,614,952	9,775,000	6,194,831	9,775,000
Basic and diluted net income (loss) per share, Common Stock subject to possible redemption	$0.10	$0.02	$0.23	$(0.01)
Basic and diluted weighted average shares outstanding, Common Stock attributable to Fortune Rise Acquisition Corporation	3,109,250	3,109,250	3,109,250	3,109,250
Basic and diluted net loss per share, Common Stock attributable to Fortune Rise Acquisition Corporation	$(0.10)	$(0.02)	$(0.33)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Nine Months Ended September 30, 2023
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2022	–	$–	665,500	$66	2,443,750	$244	$(4,332,048)	$(4,331,738)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(1,757,925)	(1,757,925)
Net income	–	–	–	–	–	–	356,206	356,206
Balance as of March 31, 2023	–	–	665,500	66	2,443,750	244	(5,733,767)	(5,733,457)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(960,575)	(960,575)
Excise taxes accrual on redemption of Class A Common Stock	–	–	–	–	–	–	(654,283)	(654,283)
Net loss	–	–	–	–	–	–	(4,927)	(4,927)
Balance as of June 30, 2023	–	–	665,500	66	2,443,750	244	(7,353,552)	(7,353,242)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(733,763)	(733,763)
Net income	–	–	–	–	–	–	40,383	40,383
Balance as of September 30, 2023	–	$–	665,500	$66	2,443,750	$244	$(8,046,932)	$(8,046,622)

	For the Nine Months Ended September 30, 2022
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2021	–	$–	665,500	$66	2,443,750	$244	$(2,429,742)	$(2,429,432)
Net loss	–	–	–	–	–	–	(270,622)	(270,622)
Balance as of March 31, 2022	–	–	665,500	66	2,443,750	244	(2,700,364)	(2,700,054)
Net loss	–	–	–	–	–	–	(182,204)	(182,204)
Balance as of June 30, 2022	–	–	665,500	66	2,443,750	244	(2,882,568)	(2,882,258)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(420,713)	(420,713)
Net income	–	–	–	–	–	–	176,285	176,285
Balance as of September 30, 2022	–	$–	665,500	$66	2,443,750	$244	$(3,126,996)	$(3,126,686)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$391,662	$(276,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(2,342,684)	(600,565)
Deferred tax expense	(83,724)	–
Changes in operating assets and liabilities:
Prepaid expenses	(188,772)	149,852
Prepaid expenses - related party	25,000	–
Due to a related party	15,000	–
Accounts payable and accrued expenses	62,004	1,813
Income taxes payable	(271,346)	–
Franchise taxes payable	(199,759)	109,239
Net cash used in operating activities	(2,592,619)	(616,202)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(1,707,565)	–
Withdrawal of investments held in Trust Account	66,456,892	–
Net cash provided by investing activities	64,749,327	–

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes to a related party	3,210,985	–
Class A Common Stock redemptions	(65,428,262)	–
Net cash used in financing activities	(62,217,277)	–

Net Change in Cash	(60,569)	(616,202)

Cash at beginning of the period	172,314	847,171
Cash at end of the period	$111,745	$230,969

Supplemental Cash Flow Information
Cash paid for income taxes	$865,024	$–
Cash paid for interest	$–	$–

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$3,452,263	$420,713
Excise taxes accrual on redemption of Class A Common Stock	$654,283	$–

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

As of September 30, 2023 and December 31, 2022, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through September 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company had generated non-operating income in the form of money market fund dividend income earned from the proceeds derived from the IPO up until September 2023 with all the money market fund were converted into cash.

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

The Company also issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to the Representatives as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by December 5, 2023 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination).

Following the closing of the IPO and the issuance and the sale of Private Placement Shares on November 5, 2021, $99,705,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee and invested the proceeds in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete the initial Business Combination by December 5, 2023 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of the Company’s public shares if it is unable to complete the Business Combination by December 5, 2023 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of Class A Common Stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination (if the Company seeks stockholder approval), if a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until December 5, 2023 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination and payment of the extension by the Sponsor, or its affiliates), to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The founders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (defined below), Private Placement Shares, and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by December 5, 2023 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination) and payment of the extension by our Sponsor, or its affiliates), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination by December 5, 2023 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination and payment of the extension by our Sponsor, or its affiliates), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits its initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination. As approved by its stockholders at the Special Meeting on October 25, 2023, the Company deleted the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 and filed an amendment to its amended and restated certificate of incorporation with the Delaware Secretary of State on October 25, 2023.

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

Change of Sponsor

On December 22, 2022, Water On Demand, Inc., a Nevada corporation (“WODI”), entered into a Membership Interest Purchase and Transfer Agreement with Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan (each a “Seller,” and collectively, the “Sellers”) and the Sponsor, pursuant to which WODI purchased 100 membership interests in the Sponsor from the Sellers, which constitutes 100% of the membership interests in the Sponsor. The Sponsor holds 2,343,750 shares out of 2,443,750 shares of the issued and outstanding shares of Class B Common Stock of the Company.

The Proposed Business Combination

On January 5, 2023, the Company filed a press release which announced the signing of a non-binding Letter of Intent (“LOI”) with WODI under which the Company proposes to acquire all the outstanding securities of WODI, based on certain material financial and business terms and conditions being met. On September 28, 2023, the Company announced that the LOI was amended and assigned to Water On Demand, Inc. (f/k/a Progressive Water Treatment Inc.), a Texas corporation (“WODI-PWT”). WODI-PWT recently merged with WODI. Accordingly, the LOI executed January 5, 2023 with WODI has been amended to designate WODI-PWT as the new target of the acquisition. Under the revised/amended LOI, the Company proposes to acquire all the outstanding securities of WODI-PWT, based on certain material financial and business terms and conditions being met. The LOI is not binding on the parties and is intended solely to guide good-faith negotiations toward definitive agreements.

On October 24, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) with FRLA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and WODI-PWT.

The BCA provides, among other things, that Merger Sub will merge with and into WODI-PWT, with WODI-PWT as the surviving company in the merger and, after giving effect to such merger, WODI-PWT shall be a wholly-owned subsidiary of the Company (the “Merger”). The Company will change its name to “Water on Demand, Inc.” The Merger and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination.” In accordance with the terms and subject to the conditions of the BCA, at the effective time of the Merger (the “Effective Time”), among other things: (i) each share of Class A Common Stock and each share of Class B Common Stock (except for Class B Common Stock held by the Sponsor which are subject to forfeiture pursuant to the Sponsor Letter Agreement) that is issued and outstanding immediately prior to the Merger will become one share of common stock, par value $0.0001 per share, of the Company, and (ii) each share of common stock of WODI-PWT (subject to limited exceptions) issued and outstanding as of immediately prior to the Effective Time shall be automatically canceled and extinguished and converted into the right to receive that number of shares of the Company’s common stock equal to an exchange ratio, calculated as (a) the aggregate equity value of WODI-PWT of $32.0 million, divided by the aggregate number of shares of WODI-PWT common stock outstanding immediately prior to the Effective Time, divided by (b) the FRLA Share Value, where “FRLA Share Value” means (i) the aggregate amount of cash on deposit in the Trust Account (without giving effect to stockholder redemptions) as of two business days prior to the closing date of the Merger, including interest not previously released to the Company to pay taxes of the Company divided by (ii) the total number of then issued and outstanding shares of Class A Common Stock (without giving effect to stockholder redemptions).

Extension Amendment on Business Combination

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

As approved by its stockholders at the special meeting of stockholders held on October 25, 2023 (the “Special Meeting”), the Company entered into an amendment to the Investment Management Trust Agreement, dated as of November 2, 2021 (the “Trust Agreement”), by and between the Company and Wilmington Trust, National Association (“Wilmington Trust”), on October 25, 2023 (the “Trust Amendment”). The Trust Amendment extended the initial date on which Wilmington Trust must commence liquidation of the Trust Account to up to November 5, 2024, or such earlier date as determined by the Company’s board of directors (the “Board”), unless the closing of the Company’s initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $100,000 and (ii) an aggregate amount equal to $0.05 multiplied by the number of public shares of the Company that are not redeemed, for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

From November 2022 to November 2023, a total of $2,885,064.50 was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it had to consummate its initial Business Combination from November 5, 2022 to December 5, 2023 (the “Extension”).

Liquidity and Going Concern

As of September 30, 2023, the Company had $111,745 in cash held outside the Trust Account available for the Company’s payment of expenses related to working capital purposes and a working capital deficit of $4,577,557. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by December 5, 2023 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination), the Company’s board of directors would commence a winding up, dissolution and liquidation pursuant to the terms of the amended and restated certificate of incorporation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of both September 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Cash and Investments held in Trust Account

As of September 30, 2023 and December 31, 2022, $39,535,883 and $101,942,526, respectively, representing all of the assets held in the Trust Account, were held in cash or money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying unaudited condensed statement of operations. Dividend income for the three months ended September 30, 2023 and 2022 amounted to $487,742 and $450,819, respectively. Dividend income for the nine months ended September 30, 2023 and 2022 amounted to $2,342,684 and $600,565, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.95 and $10.39 per share, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital is zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company recognized $23,285 on interest and penalties as income tax expense due to the Company not timely paying its estimated income taxes for the three and nine months ended September 30, 2023.

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

Net Income (Loss) per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. To determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months and nine months ended September 30, 2023 and 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

	For the		For the
	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss excluding accretion of carrying value to redemption value	$(372,763)	$(320,617)	$(185,442)	$(58,986)
Accretion of carrying value to redemption value	733,763	–	420,713	–
Allocation of net income (loss)	$361,000	$(320,617)	$235,271	$(58,986)
Denominators:
Weighted-average shares outstanding	3,614,952	3,109,250	9,775,000	3,109,250
Basic and diluted net income (loss) per share	$0.10	$(0.10)	$0.02	$(0.02)

	For the		For the
	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss excluding accretion of carrying value to redemption value	$(2,037,805)	$(1,022,796)	$(528,991)	$(168,263)
Accretion of carrying value to redemption value	3,452,263	–	420,713	–
Allocation of net income (loss)	$1,414,458	$(1,022,796)	$(108,278)	$(168,263)
Denominators:
Weighted-average shares outstanding	6,194,831	3,109,250	9,775,000	3,109,250
Basic and diluted net income (loss) per share	$0.23	$(0.33)	$(0.01)	$(0.05)

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

Note 3 — Cash and Investments Held in Trust Account

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on September 28, 2023, the Company instructed Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of the Company’s initial Business Combination or its liquidation.

As of September 30, 2023, assets held in the Trust Account were comprised of $39,535,883 in cash.

As of December 31, 2022, assets held in the Trust Account were comprised of $101,942,526 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$–	$101,942,526

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

As of September 30, 2023 and December 31, 2022, the Class A Common Stock reflected on the unaudited condensed balance sheets is reconciled in the following table.

Common stock subject to possible redemption, December 31, 2021	$99,705,000
Plus:
Accretion of carrying value to redemption value	1,854,697
Common stock subject to possible redemption, December 31, 2022	101,559,697
Less:
Redemptions	(65,428,262)
Plus:
Accretion of carrying value to redemption value	3,452,263
Common stock subject to possible redemption, September 30, 2023	$39,583,698

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

As of September 30, 2023 and December 31, 2022, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

The sale of the Founder Shares from Sponsor to the Company’s officers, directors and secretary is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the remaining 100,000 shares, net of forfeiture of 343,750 shares, granted to the Company’s officers, directors and secretary was $716,250, or $7.16 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023 and December 31, 2022, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

In connection with BCA, on October 24, 2023, the Sponsor, the Company and WODI-PWT entered into a letter agreement (the “Sponsor Letter Agreement”) pursuant to which the Sponsor agreed to (a) vote in favor of the Business Combination Agreement and the Business Combination, (b) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B Common Stock, such that the Class B Common Stock will convert into Class A Common Stock at the Closing on a one-to-one basis, and (c) subject certain of the Class B Common Stock currently held by the Sponsor to forfeiture.

Prepaid Expenses – Related Party

Effective December 1, 2022 (the “Effective Date”), Mr. J. Richard Iler, the Company’s former Principal Executive Officer, Chief Financial Officer, Secretary, and Treasurer, entered into a Consulting Agreement (the “Agreement”) with the Company and OriginClear, Inc. (OriginClear), a Nevada corporation and the parent company of the Sponsor, pursuant to which Mr. Iler received an initial payment of $50,000 and received separate payments of $25,000 monthly from January 2023 through April 2023. The term of the Agreement was for six months starting from the Effective Date, unless earlier terminated. As of September 30, 2023 and December 31, 2022, the Company prepaid to Mr. Iler under the Agreement amounted to $0 and $25,000, respectively.

Due to Related Parties

In December 2022, OriginClear advanced $50,000 to the Company for working capital. On April 17, 2023, the board of directors of the Company approved the issuance of an unsecured promissory note dated November 23, 2022 in the principal amount of $50,000 to OriginClear and the Company reclassified this $50,000 advance into a promissory note – related party. As of September 30, 2023 and December 31, 2022, balance due to OriginClear amounted to $0 and $50,000, respectively.

Effective July 14, 2023, the board of directors of the Company unanimously appointed Richard A. Brand to serve as the Company’s Chief Financial Officer and Principal Executive Officer. Mr. Brand assumed the roles of principal executive officer, principal financial officer and principal accounting officer. The terms and conditions of Mr. Brand’s appointment are governed by a consulting agreement dated as of July 14, 2023 by and between the Company and Mr. Brand (the “Consulting Agreement”). The Consulting Agreement provides for compensation to Mr. Brand of $10,000 per month. The Consulting Agreement provides for a term of six months, unless earlier terminated by either party upon 10 business days’ written notice. As of September 30, 2023 and December 31, 2022, balance due to Mr. Brand amounted to $15,000 and $0, respectively.

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

On July 5, 2023, in connection with the Fifth Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Fifth Extension Note”) to WODI.

On August 4, 2023, in connection with the Sixth Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Sixth Extension Note”) to WODI.

On September 5, 2023, in connection with the Seventh Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Seventh Extension Note”) to WODI.

The Company also issued the following unsecured promissory notes (“Notes 4”) to WODI for working capital purpose:

•	Unsecured promissory note dated July 14, 2023 in the principal amount of $75,000 to WODI;
•	Unsecured promissory note dated August 1, 2023 in the principal amount of $70,000 to WODI;
•	Unsecured promissory note dated August 14, 2023 in the principal amount of $10,000 to WODI;
•	Unsecured promissory note dated September 8, 2023 in the principal amount of $75,000 to WODI; and
•	Unsecured promissory note dated September 21, 2023 in the principal amount of $80,000 to WODI.

The First Extension Note, the Second Extension Note, the Third Extension Note, the Fourth Extension Note, the Fifth Extension Note, the Sixth Extension Note, the Seventh Extension Note, Note 1, Notes 2, Notes 3, and Notes 4 (herein referred to as the “Notes” or the “Working Capital Loans”) are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of Class A Common Stock (the “Conversion Shares”), as described in the IPO prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount, up to $3,000,000, determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

As of September 30, 2023 and December 31, 2022, the Company had borrowings of $3,994,735 and $733,750, respectively, under the promissory notes — related party (working capital loans).

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

Note 9 — Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

Representative Shares

The Company issued 120,000 Representative Shares in Class A Common Stock to the Representatives of the underwriters for the Company’s IPO, as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by December 5, 2023 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination and payment of the extension by our Sponsor, or its affiliates).

As of September 30, 2023 and December 31, 2022, there were 665,500 shares of common stock issued and outstanding, excluding 3,614,952 and 9,775,000 shares of common stock, respectively, subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the founders for $25,000, so that the founders collectively owned 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of September 30, 2023 and December 31, 2022, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

In connection with BCA, on October 24, 2023, the Sponsor, the Company and WODI-PWT entered into a letter agreement (the “Sponsor Letter Agreement”) pursuant to which the Sponsor agreed to (a) vote in favor of the Business Combination Agreement and the Business Combination, (b) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B Common Stock, such that the Class B Common Stock will convert into Class A Common Stock at the Closing on a one-to-one basis, and (c) subject certain of the Class B Common Stock currently held by the Sponsor to forfeiture.

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

As of September 30, 2023 and December 31, 2022, 4,887,500 warrants were outstanding.

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

Note 10 — Income Taxes

The effective tax rate is 28.4% and 0.0% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate is 55.5% and 0.0% for the nine months ended September 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, the Company was providing its state income tax provision based on estimates of potential income tax liability before finalizing this state income tax nexus study. Because the Company’s former Principal Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer), Secretary, and Treasurer, was residing and operating the Company in the state of Florida from December 2022 to July 2023, the Company has been accruing its state income tax using the Florida corporation income tax rate of 5.5%. In November 2023, the Company has completed the Company’s state income tax nexus analysis and concluded that the Company is not required to pay any income tax in the state of Florida. As a result, the Company’s estimates on income tax provision for the nine months ended September 30, 2023 reflects the conclusion of the nexus analysis and recorded the reversal of estimated Florida state income taxes by $78,466 and recorded in the current income tax provision for the three months ended September 30, 2023. In addition, the three-month ended September 30, 2023 also reflects the true up of $42,091 (including $23,285 of interest and penalties) resulted from the difference between the actual 2022 income tax provision as stated in its income tax returns that were filed in October 2023 and the Company’s reported income tax provision in its year ended December 31, 2022 statement of operations.

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

Redemptions of Class A Common Stock

On October 25, 2023, in connection with the votes to approve the extension of the Business Combination period for an additional twelve months, from November 5, 2023 to up to November 5, 2024, the holders of 452,404 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.96 per share, for an aggregate redemption amount of approximately $5.0 million. The Company accrued the 1% excise tax in the amount of approximately $50,000 as a reduction of equity, as the Company is uncertain about the structure of any Business Combination and whether additional shares will be issued within the same taxable year.

Promissory Notes — Related Party (Working Capital Loans)

On October 5, 2023, $100,000 (the “Eighth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 5, 2023 to November 5, 2023. The Eighth Extension was the six of the six one-month extensions permitted under the Company’s governing documents. In connection with the Eighth Extension Payment, the Company issued an unsecured promissory note (the “Eighth Extension Note”) to WODI.

On November 6, 2023, $100,000 (the “Ninth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 5, 2023 to December 5, 2023. The Ninth Extension was the first of the twelve one-month extensions permitted under the Company’s governing documents, as amended in October 2023. In connection with the Ninth Extension Payment, the Company issued an unsecured promissory note (the “Ninth Extension Note”) to WODI.

The Eighth Extension Note and the Ninth Extension Note are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A Common Stock (the “Conversion Shares”) of the Company, as described in the IPO prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

Sponsor Letter Agreement

In connection with BCA, on October 24, 2023, the Sponsor, the Company and WODI-PWT entered into a letter agreement (the “Sponsor Letter Agreement”) pursuant to which the Sponsor agreed to (a) vote in favor of the Business Combination Agreement and the Business Combination, (b) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B Common Stock, such that the Class B Common Stock will convert into Class A Common Stock at the Closing on a one-to-one basis, and (c) subject certain of the Class B Common Stock currently held by the Sponsor to forfeiture.

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

Since our inception, we have been actively searching for a suitable business combination target, and on October 24, 2023, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) with FRLA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Water On Demand, Inc. (f/k/a Progressive Water Treatment, Inc.), a Texas corporation (“WODI-PWT”), pursuant to which we have agreed to acquire all the outstanding securities of WODI-PWT based on certain material financial and business terms and conditions being met. We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination except that we will not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

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

On August 4, 2023, $100,000 (the “Sixth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from August 5, 2023 to September 5, 2023 (the “Sixth Extension”). The Sixth Extension was the fourth of the six one-month extensions permitted under our amended and restated certificate of incorporation after its amendment in April 2023. In connection with the Sixth Extension Payment, we issued an unsecured promissory note (the “Sixth Extension Note”) to WODI.

On September 5, 2023, $100,000 (the “Seventh Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from September 5, 2023 to October 5, 2023 (the “Seventh Extension”). The Seventh Extension was the fifth of the six one-month extensions permitted under our amended and restated certificate of incorporation after its amendment in April 2023. In connection with the Seventh Extension Payment, we issued an unsecured promissory note (the “Seventh Extension Note”) to WODI.

On October 5, 2023, $100,000 (the “Eighth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from October 5, 2023 to November 5, 2023 (the “Eighth Extension”). The Eighth Extension was the sixth of the six one-month extensions permitted under our amended and restated certificate of incorporation after its amendment in April 2023. In connection with the Seventh Extension Payment, we issued an unsecured promissory note (the “Eighth Extension Note”) to WODI.

On November 6, 2023, $100,000 (the “Ninth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from November 5, 2023 to December 5, 2023 (the “Ninth Extension”). The Ninth Extension was the first of the twelve one-month extensions permitted under our amended and restated certificate of incorporation after its amendment on October 25, 2023. In connection with the Ninth Extension Payment, we issued an unsecured promissory note (the “Ninth Extension Note,” collectively with the First Extension Notes, the Second Extension Note, the Third Extension Note, the Fourth Extension Note, and the Fifth Extension Note, the Sixth Extension Note, the Seventh Extension Note and the Eighth Extension Note, herein referred to as the “Notes”) to WODI.

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

On October 25, 2023, at a special meeting of stockholders, in connection with the votes to approve the extension of the Business Combination period for an additional twelve months, from November 5, 2023 to up to November 5, 2024, the holders of 452,404 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.96 per share, for an aggregate redemption amount of approximately $5.0 million. Following such redemptions, 3,162,548 public shares of Class A Common Stock remain outstanding.

Business Combination Agreement

On October 24, 2023, we entered into the BCA with Merger Sub and WODI-PWT.

The BCA provides, among other things, that Merger Sub will merge with and into WODI-PWT, with WODI-PWT as the surviving company in the merger and, after giving effect to such merger, WODI-PWT shall be a wholly-owned subsidiary of us (the “Merger”). We will change our name to “Water on Demand, Inc.” The Merger and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination.” In accordance with the terms and subject to the conditions of the BCA, at the effective time of the Merger (the “Effective Time”), among other things: (i) each share of Class A Common Stock and each share of Class B Common Stock (except for Class B Common Stock held by the Sponsor which are subject to forfeiture pursuant to the Sponsor Letter Agreement) that is issued and outstanding immediately prior to the Merger will become one share of our common stock, par value $0.0001 per share, and (ii) each share of common stock of WODI-PWT (subject to limited exceptions) issued and outstanding as of immediately prior to the Effective Time shall be automatically canceled and extinguished and converted into the right to receive that number of shares of our common stock equal to an exchange ratio, calculated as (a) the aggregate equity value of WODI-PWT of $32.0 million, divided by the aggregate number of shares of WODI-PWT common stock outstanding immediately prior to the Effective Time, divided by (b) the FRLA Share Value, where “FRLA Share Value” means (i) the aggregate amount of cash on deposit in the Trust Account (without giving effect to stockholder redemptions) as of two business days prior to the closing date of the Merger, including interest not previously released to us to pay our taxes divided by (ii) the total number of then issued and outstanding shares of Class A Common Stock (without giving effect to stockholder redemptions).

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

For the three months ended September 30, 2023, we had a net income of $40,383 which consisted of dividend income earned on investments held in Trust Account of $487,742, offset by formation and operating costs of $393,380, franchise tax expenses of $38,000 and income tax provision of $15,979.

For the three months ended September 30, 2022, we had a net income of $176,285, which consisted of dividend earned on investment held in Trust Account of $450,819 and offset by formation and operating costs $225,934 and franchise tax expenses of $48,600.

For the nine months ended September 30, 2023, we had a net income of $391,662 which consisted of dividend earned on investment held in Trust Account of $2,342,684, offset by formation and operating costs of $1,353,037, franchise tax expenses of $110,400 and income tax provision of $487,585.

For the nine months ended September 30, 2022, we had a net loss of $276,541, which consisted of formation and operating costs $731,906 and franchise tax expenses of $145,200 and offset by dividend earned on investment held in Trust Account of $600,565.

Liquidity and Capital Resources

As of September 30, 2023, we had cash outside the Trust Account of $111,745 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use prior to an initial business combination, and is restricted for use either in a business combination or to redeem the public shares of Common Stock. As of September 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above except for tax payments.

For the nine months ended September 30, 2023, there was $2,592,619 of cash used in operating activities resulting from dividend earned on investment held in Trust Account amounting to $2,342,684, non-cash deferred tax expense of $83,724, increase in prepaid expenses of $188,772, decrease in income tax payable of $271,346 and decrease in franchise tax payable of $199,759, offset by net income of $391,662, decrease in prepaid expenses – related party of $25,000, increase in due to a related party of $15,000, and increase in accounts payable and accrued expenses of $62,004.

For the nine months ended September 30, 2022, there was $616,202 of cash used in operating activities resulting from net loss of $276,541 and dividend earned on investment held in Trust Account amounting to $600,565, offset by decrease in prepaid expenses of $149,852, increase in accounts payable and accrued expenses of $1,813, and increase in franchise taxes payable of $109,239.

For the nine months ended September 30, 2023, there was $64,749,327 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account amounting to $66,456,892, offset by the purchase of an investment held in Trust Account amounting to $1,707,565.

For the nine months ended September 30, 2022, there were no cash investing activities.

For the nine months ended September 30, 2023, there was $62,217,277 of cash used in financing activities resulting from the Class A common stock redemptions of $65,428,262, offset by the proceeds from the issuance of promissory notes to a related party amounting to $3,210,985.

For the nine months ended September 30, 2022, there were no cash financing activities.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the promissory notes – related parties and the Working Capital Loans. In addition, if we are unable to complete a business combination within the Combination Period by December 5, 2023 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that this additional condition also raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. As of September 30, 2023 and December 31, 2022, we have $15,000 and $50,000, respectively, payable due to a related party. As of September 30, 2023 and December 31, 2022, we have $3,994,735 and $733,750, respectively, promissory notes issued to related parties.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. Our public shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.95 and $10.39, respectively, per share as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying value of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock per this ASU. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with prior GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this ASU are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. We have not early adopted the ASU, and it will become effective for us on January 1, 2024, as we are an emerging growth company. We believe the adoption of this ASU would not have a material effect on our unaudited condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer who also serves as our principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Financial Officer who also serves as our principal executive officer, has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 for our initial public offering, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 28, 2022 (as amended April 22, 2022) and April 13, 2023, respectively, and (iii) Proxy Statement on Schedule 14A, as filed with the SEC on October 2, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following such liquidation of investments in the Trust Account, we will receive less interest on the funds held in the Trust Account than we would have received had we not liquidated such investments in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account had, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, on September 28, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to cash could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

In the event that we are deemed to be an investment company, we may be required to liquidate the Company.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be, listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. On August 21, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Listing Rule 5450(b)(2)(A), due to our failure to maintain a minimum Market Value of Listed Securities of $50 million, and on October 16, 2023 we received a written notice that we are not in compliance with Listing Rule 5450(a)(2), due to our failure to maintain a minimum of 400 Total Holders. The notices are notifications of deficiency, not of imminent delisting. The Company has transferred the listing of its securities to the Nasdaq Capital Market, and has until November 30, 2023 to submit a plan of compliance to achieve and sustain compliance with Nasdaq continued listing requirements. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. We cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements, including the minimum Total Holders, or that our securities will continue to be listed on Nasdaq.

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A common stock and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may negatively impact our ability to consummate our initial business combination.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On November 5, 2021, we consummated our initial public offering of 9,775,000 units, including 1,275,000 units as a result of the exercise in full of the underwriters’ over-allotment option, in each case, at an offering price of $10.00 per Unit, generating aggregate gross proceeds of $97,750,000. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-256511). The registration statement became effective on November 2, 2021. For a description of the use of the proceeds generated in our IPO and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in the Company’s final prospectus related to the IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 25, 2023, we held a special meeting of our stockholders at which our stockholders approved, among other things, proposals to amend our certificate of incorporation. In connection with the vote to approve such proposal, the holders of 452,404 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.96 per share, for an aggregate redemption amount of approximately $5.0 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Disclosure Pursuant to Item 1.01 of Current Report on Form 8-K – Entry into a Material Definitive Agreement.

On November 13, 2023, we entered into indemnification agreements with each of our directors and executive officers (the “Indemnification Agreement”). The Indemnification Agreement supplements the indemnification rights provided under our certificate of incorporation, bylaws, and applicable law.

This form of Indemnification Agreement, among other things, requires the Company to indemnify each director and executive officer, under the circumstances and to the extent provided in the agreement, to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding arising out of the person’s service as a director or executive officer. The form of agreement also sets forth procedures with respect to requests for indemnification from a director or executive officer.

A copy of a form of the Indemnification Agreement is attached as Exhibit 10.14 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. The foregoing description of the Indemnification Agreement is a summary and does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.14.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated October 24, 2023, by, between, and among Fortune Rise Acquisition Corporation, Water on Demand, Inc., and FRLA Merger Sub, Inc. (11)
3.1	Amended and Restated Certificate of Incorporation dated October 27, 2021 (1)
3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation dated April 11, 2023 (2)
3.3	Amendment No. 2 to the Amended and Restated Certificate of Incorporation dated June 2, 2023 (3)
3.4	Amendment No. 3 to the Amended and Restated Certificate of Incorporation dated October 25, 2023 (7)
3.5	Bylaws (4)
10.1	Promissory Note, dated July 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (5)
10.2*	Promissory Note, dated July 14, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.3	Consulting Agreement, dated July 14, 2023, by and between Fortune Rise Acquisition Corporation and Richard Brand (5)
10.4*	Promissory Note, dated August 1, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.5	Promissory Note, dated August 4, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (6)
10.6*	Promissory Note, dated August 14, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.7	Promissory Note, dated September 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (8)
10.8*	Promissory Note, dated September 8, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.9*	Promissory Note, dated September 21, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.10	Promissory Note, dated October 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (9)
10.11	Amendment No. 1 to the Investment Management Trust Agreement, dated October 25, 2023 (7)
10.12	Promissory Note, dated November 6, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (10)
10.13	Sponsor Letter Agreement, dated October 24, 2023, by and among Fortune Rise Sponsor LLC, Fortune Rise Acquisition Corporation, and Water on Demand, Inc. (11)
10.14*	Form of Indemnification Agreement among Fortune Rise Sponsor LLC, Water On Demand, Inc., Fortune Rise Acquisition Corporation, and its directors and officers.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

_____________________

*	Filed with this Report.
**	Furnished with this Report.

(1)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on November 5, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 13, 2023.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 2, 2023.
(4)	Incorporated by reference to the Company’s Amendment No. 6 to the Registration Statement on Form S-1 filed with the SEC on May 26, 2021.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 19, 2023.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 7, 2023.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 27, 2023.
(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 6, 2023.
(9)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 5, 2023.
(10)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 7, 2023.
(11)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Date: November 20, 2023	By	/s/ Richard A. Brand
Richard A. Brand, Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

