Form 10-K
period 2023-12-31
Fortune Rise Acquisition Corp
filed 2024-04-01
CIK 1849294

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was approximately $39.0 million, based on the closing price per share of the registrant’s Class A Common Stock on June 30, 2023, as reported by the Nasdaq Stock Market. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of March 29, 2024 was 6,271,798, consisting of 3,828,048 shares of Class A Common Stock and 2,443,750 shares of Class B common stock.

FORTUNE RISE ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

On November 5, 2021, we consummated our initial public offering (the “IPO”) of 9,775,000 units (including 1,275,000 units issued upon the full exercise of the over-allotment option, the “Units”). Each Unit consists of one share of Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $97,750,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 545,500 shares of Class A Common Stock (the “Private Placement Shares”) including 505,500 shares to our sponsor, Fortune Rise Sponsor LLC (the “Sponsor”) and 40,000 shares to U.S. Tiger Securities (“US Tiger”) and EF Hutton, a division of Benchmark Investment LLC, two representatives of the several underwriters (each, a “Representative”), at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $5,455,000. The Private Placement Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the holders have agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of our initial business combination. The proceeds of $99,705,000 ($10.20 per Unit) in the aggregate from the IPO and the Private Placement were placed in a trust account (the “Trust Account”) established for the benefit of our public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee. References herein to “Initial Stockholders” are to the Sponsor and other initial holders of our Class B common stock, par value $0.0001 per share (“Class B Common Stock”).

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

After prior approval of our board of directors, on April 10, 2023, at a special meeting of stockholders, our stockholders approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “First Amendment”) to further extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to six times, each by an additional month, for an aggregate of six additional months (i.e., from May 5, 2023 up to November 5, 2023) (with an amended price per unredeemed share of Class A Common Stock of $0.0625 for each such one-month extension) or such earlier date as determined by the board of directors. As a result, on April 11, 2023, we filed the First Amendment with the Delaware Secretary of State. The stockholder vote to approve the First Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the First Amendment, 4,493,968 shares of Class A Common Stock elected to be redeemed. We have effected all six of those permitted monthly extensions.

After prior approval of our board of directors, on June 2, 2023, at a special meeting of stockholders, our stockholders approved the filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation to amend the monthly extension amounts to be paid by the Sponsor (or its affiliates), to extend the period of time for the Company to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company to be made upon the request of the Sponsor, and approval by the Company’s board of directors, from a previously amended price per unredeemed share of Class A Common Stock of $0.0625 to the lower of $100,000 or $0.05 per unredeemed share of Class A Common Stock. In connection with the June 2, 2023 special meeting of stockholders, the holders of 1,666,080 public shares redeemed their shares for cash at a redemption price of approximately $10.76 per share, for an aggregate redemption amount of $17,927,021..

After prior approval of our board of directors, on October 25, 2023, at a special meeting of stockholders, our stockholders approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “Second Amendment”) to further extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for the Company to (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Company’s initial public offering that was consummated on November 5, 2021, up to twelve times, each by an additional month, for an aggregate of twelve additional months (i.e. from November 5, 2023 up to November 5, 2024) (with an amended price per unredeemed share of Class A Common Stock of the lesser of: (x) $100,000 and (y) an aggregate amount equal to $0.05 multiplied by the number of public shares that are not redeemed, for each such one-month extension) or such earlier date as determined by the board of directors. On October 25, 2023, we filed the Second Amendment with the Delaware Secretary of State. The stockholder vote to approve the Second Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the Second Amendment, 452,404 shares of Class A Common Stock elected to be redeemed for cash at a redemption price of approximately $10.96 per share, for an aggregate redemption amount of $4,958,348. Following such redemptions, 3,614,952 public shares of Class A Common Stock remained outstanding as of December 31, 2023. As of the date of this filing, we have effected five of those permitted twelve monthly extensions.

Sponsor Transfers

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

Business Combination Agreement

On October 24, 2023, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) with FRLA Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (the “Merger Sub”) and WODI.

The Business Combination

The BCA provides, among other things, that Merger Sub will merge with and into WODI, with WODI as the surviving company in the merger and, after giving effect to such merger, WODI shall be a wholly-owned subsidiary of FRLA (the “Merger”). We will change our name to “Water on Demand, Inc.” The Merger and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination.” Other capitalized terms used, but not defined, herein, shall have the respective meanings given to such terms in the BCA.

In accordance with the terms and subject to the conditions of the BCA, at the Effective Time, among other things: (i) each share of Class A Common Stock and each share of Class B Common Stock (except for shares of Class B Common Stock held by the Sponsor which are subject to forfeiture pursuant to the Sponsor Letter Agreement) that is issued and outstanding immediately prior to the Merger will become one share of common stock, par value $0.0001 per share; (ii) by virtue of the Merger and without any action on the part of any Party or any other Person, each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one share of common stock, par value $0.0001, of WODI; (iii) by virtue of the Merger and without any action on the part of any Party or any other Person, each share of WODI Common Stock (other than WODI Common Stock cancelled and extinguished pursuant to Section 2.1(a)(viii) of the BCA) issued and outstanding as of immediately prior to the Effective Time shall be automatically canceled and extinguished and converted into the right to receive that number of shares of Class A Common Stock equal to the Merger Consideration; provided, however, that any shares of WODI Common Stock that are Restricted Shares shall be converted into restricted shares of Class A Common Stock, subject to the same vesting, transfer and other restrictions as the applicable Restricted Shares; (iv) by virtue of the Merger and without any action on the part of any Party or any other Person, each share of WODI Common Stock held immediately prior to the Effective Time by WODI as treasury stock shall be automatically canceled and extinguished, and no consideration shall be paid with respect thereto; and (v) the Company shall take all necessary action, including causing our directors to resign, so that immediately after the Effective Time, our board of directors will consist of five (5) individuals: two (2) persons that are designated by WODI prior to the Closing; and three (3) persons that are mutually designated by us and WODI prior to the Closing, each of whom shall be required to qualify as an independent director under the Nasdaq rules, T. Riggs Eckelberry shall become our Chief Executive Officer and Prasad Tare shall become our Chief Financial Officer.

Representations and Warranties; Covenants

The parties to the BCA have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the BCA agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of WODI and its subsidiaries during the period between execution of the BCA and the Closing. Each of the parties to the BCA has agreed to use its reasonable best efforts to cause all actions and things necessary to consummate and expeditiously implement the Business Combination.

Conditions to Each Party’s Obligations

Under the BCA, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Business Combination being in effect; (ii) the registration statement on Form S-4 containing the joint proxy statement/prospectus to be filed by us relating to the BCA and the Merger (the “Registration Statement”) becoming effective in accordance with the provisions of the Securities Act, no stop order being issued by Securities and Exchange Commission (the “SEC”) and remaining in effect with respect to the Registration Statement, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (iii) our initial listing application with Nasdaq in connection with the Business Combination having been approved; (iv) our Board consisting of the number of directors, and comprising the individuals, determined pursuant to the BCA; (v) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of our stockholders; (vi) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of WODI’s stockholders; (vii) the absence of a Company Material Adverse Effect since the date of the BCA that is continuing and (viii) the absence of an FRLA Material Adverse Effect since the date of the BCA that is continuing.

Termination

The BCA may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation, (i) by the mutual written consent of us and WODI; (ii) by us, subject to certain exceptions, if any of the representations or warranties made by WODI are not true and correct or if WODI fails to perform any of its covenants or agreements under the BCA (including an obligation to consummate the Closing) such that certain conditions to our obligations could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) July 24, 2024 (the “Termination Date”); (iii) by WODI, subject to certain exceptions, if any of the representations or warranties made by us are not true and correct or if we fail to perform any of its covenants or agreements under the BCA (including an obligation to consummate the Closing) such that the condition to the obligations of WODI could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the Termination Date; (iv) by either us or WODI, if the Closing does not occur on or prior to the Termination Date, unless the breach of any covenants or obligations under the BCA by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the BCA; (v) by either us or WODI, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the BCA and such order or other action shall have become final and non-appealable; or (B) if the required Company or our stockholder consent is not obtained; (vi) by us, if WODI stockholders meeting has been held, has concluded, WODI stockholders have duly voted, and WODI stockholder approval was not obtained; (vii) by WODI, should we not have timely taken such actions as are reasonably necessary to extend the period of time for it to complete an initial business combination for an additional period of six months from November 5, 2023; provided, that it shall be the obligation of WODI to timely make the deposit into the Trust Account in connection with such extension, and WODI shall not have a right to terminate the BCA as a result of WODI’s failure to make such deposit; (viii) by us should WODI not deposit into the Trust Account in a timely manner the funds necessary to extend the period for us to complete an initial business combination for an additional period of six months from November 5, 2023, in accordance with, and as required pursuant to, the BCA; and (ix) by is should: (A) Nasdaq not approve the initial listing application for the combined company with Nasdaq in connection with the Business Combination; (B) the combined company not have satisfied all applicable initial listing requirements of Nasdaq; or (C) the common stock of the combined company not have been approved for listing on Nasdaq prior to the Closing Date.

In the event of the termination of this BCA, the BCA will become void (and there will be no Liability or obligation on the part of the Parties and their respective Non-Party Affiliates) with the exception of Section 5.3(a), Section 7.2, Article VIII and Article I (to the extent related to the termination), each of which will survive such termination and remain valid and binding obligations of the Parties.

The BCA contains representations, warranties and covenants that the respective parties made to each other as of the date of the BCA or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the BCA are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. We do not believe that these schedules contain information that is material to an investment decision.

 Amendment to the Business Combination Agreement

On February 6, 2024, we and WODI entered into Amendment No. 1 to the BCA (the “BCA Amendment”). The BCA Amendment amended the BCA to delete Section 6.1(g), which required us to have at least $5,000,001 of net tangible assets immediately after the Effective Time (as defined in the BCA), and amended certain WODI Disclosure Schedules.

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

Our officers may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 5, 2024, unless extended monthly to November 5, 2024 by approval of our board of directors and payment of the extension deposit by our Sponsor, or its affiliates. Subject to his or her fiduciary duties under Delaware law, none of the members of our management have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their other endeavors, may choose to present potential business combinations to third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

Our Sponsor, officers, and directors have interests that may be different from, or in addition to, your interests as a stockholder. These interests include, among other things:

•	the fact that our Sponsor holds 2,283,750 shares of Class B Common Stock (and our officer and directors collectively hold 60,000 shares of Class B Common Stock) which will be worthless if we liquidate instead of completing an initial business combination;

•	the fact that our Sponsor, and its affiliates (WODI), also hold convertible promissory notes in the aggregate principal amount of $4,763,735 as of December 31, 2023 and will likely further loan money to our company for working capital purposes, all of which will likely be worthless if we liquidate instead of completing an initial business combination;

•	the fact that WODI, which controls our Sponsor, is also the target for acquisition by our company as a result of the BCA. The Sponsor as well as WODI have an interest in completing an initial business combination as WODI’s stockholders stand to benefit from the merger consideration as well seeing that the equity our Sponsor owns in our company, and the deposits made to the Trust Account, including recently to extend the date of the business combination to April 5, 2024 (and any subsequent extension deposits), are put to use in an initial business combination, and not liquidated in a winding up of our company; and

•	the fact that, if the Trust Account is liquidated, including in the event we are unable to complete an initial business combination within the required time period, the Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.20 per public share, or such lesser per public share amount as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party for services rendered or products sold to us, but only if such a third party or target business has not executed a waiver of any and all rights to seek access to the Trust Account.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds in the Trust Account as of March 29, 2024 available for a business combination in the amount of approximately $31.4 million after payment of $3,421,250 for deferred underwriting commissions, before fees and expenses associated with our initial business combination, we offer a target business a variety of potential options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we may be able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, prior to consummating a business combination, the Trust Account may be reduced or substantially depleted by shareholder redemptions, thereby limiting the amount of cash that we would ultimately have available to complete the transaction or meet the objectives of a potential target. We have not taken steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to complete our initial business combination using remaining cash from the proceeds of the IPO and the Private Placement of the Private Placement Shares (subject to potential reduction of the Trust Account by shareholder redemptions), our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders, officers, directors, or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our Amended and Restated Certificate of Incorporation provides that, prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Amended and Restated Certificate of Incorporation to (x) extend the time we have to consummate a business combination beyond November 5, 2024 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Amended and Restated Certificate of Incorporation) we offer our public stockholders the opportunity to redeem their public shares.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our founders and advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any Private Placement Shares held by them in connection with the completion of our business combination. However, if our founders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Amended and Restated Certificate of Incorporation provides that we will have only until April 5, 2024, unless extended monthly up to November 5, 2024, upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, to complete our initial business combination. If we are unable to complete our business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our business combination within the time period.

Our Initial Stockholders have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares, Private Placement Shares and Representative Shares held by them if we fail to complete our initial business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate. However, if our Initial Stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our Initial Stockholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Amended and Restated Certificate of Incorporation (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the Trust Account or by our Sponsor (under its indemnity obligations), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on dividend income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the remaining net proceeds of the IPO and the sale of the Private Placement Shares, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by Class A stockholders upon our dissolution would be approximately $11.03. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $11.03. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We may not have access to funds outside of the Trust Account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our deadline and, therefore, we do not intend to comply with those statutory procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to our Amended and Restated Certificate of Incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) our completion of an initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described in the Prospectus. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

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

Employees

We currently have one executive officer, Mr. Ryan Spick, who serves as FRLA’s Chief Financial Officer and Principal Executive Officer. Mr. Spick is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time Mr. Spick will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

Our board of directors and our audit committee oversee risk for our company and are generally responsible for the oversight of risks from cybersecurity threats. Our management will promptly report to the board of directors and our audit committee on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. In the event of a cybersecurity incident, we intend to follow an incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the board of directors and our audit committee.

We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of March 29, 2024, there were eight holders of record of our separately traded Class A Common Stock, one holder of record of our units, one holder of record of our separately traded Warrants, and eight holders of record of our Class B Common Stock. The number of record holders was determined from the records of our transfer agent and, with respect to the Class B Common Stock, the Company’s book entry and does not include beneficial owners of Class A Common Stock, Units, and separately traded Warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Since our inception, we have been actively searching for a suitable business combination target, and on October 24, 2023, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) with FRLA Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (the “Merger Sub”) and WODI.

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

On October 5, 2023, $100,000 (the “Eighth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.027 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from October 5, 2023 to November 5, 2023 (the “Eighth Extension”). The Eighth Extension was the sixth of the six one-month extensions permitted under our Amended and Restated Certificate of Incorporation after its amendment in April 2023. In connection with the Eighth Extension Payment, we issued an unsecured promissory note (the “Eighth Extension Note”) to WODI.

On November 6, 2023, $100,000 (the “Ninth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from November 5, 2023 to December 5, 2023 (the “Ninth Extension”). The Ninth Extension was the first of the twelve one-month extensions permitted under our Amended and Restated Certificate of Incorporation after its amendment in October 2023. In connection with the Ninth Extension Payment, we issued an unsecured promissory note (the “Ninth Extension Note”) to WODI.

On December 6, 2023, $100,000 (the “Tenth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from December 5, 2023 to January 5, 2024 (the “Tenth Extension”). The Tenth Extension was the second of the twelve one-month extensions permitted under our Amended and Restated Certificate of Incorporation after its amendment in October 2023. In connection with the Tenth Extension Payment, we issued an unsecured promissory note (the “Tenth Extension Note”) to WODI.

On January 5, 2024, $100,000 (the “Eleventh Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from January 5, 2024 to February 5, 2024 (the “Eleventh Extension”). The Eleventh Extension was the third of the twelve one-month extensions permitted under our Amended and Restated Certificate of Incorporation after its amendment in October 2023. In connection with the Eleventh Extension Payment, we issued an unsecured promissory note (the “Eleventh Extension Note”) to WODI.

On February 5, 2024, $100,000 (the “Twelfth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from February 5, 2024 to March 5, 2024 (the “Twelfth Extension”). The Twelfth Extension was the fourth of the twelve one-month extensions permitted under our Amended and Restated Certificate of Incorporation after its amendment in October 2023. In connection with the Twelfth Extension Payment, we issued an unsecured promissory note (the “Twelfth Extension Note”) to WODI.

On March 5, 2024, $100,000 (the “Thirteenth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by one month from March 5, 2024 to April 5, 2024 (the “Thirteenth Extension”). The Thirteenth Extension was the fifth of the twelve one-month extensions permitted under our Amended and Restated Certificate of Incorporation after its amendment in October 2023. In connection with the Thirteenth Extension Payment, we issued an unsecured promissory note (the “Thirteenth Extension Note,” collectively with the First Extension Notes, the Second Extension Note, the Third Extension Note, the Fourth Extension Note, the Fifth Extension Note, the Sixth Extension Note, the Seventh Extension Note, the Eighth Extension Note, the Ninth Extension Note, the Tenth Extension Note, the Eleventh Extension Note, and the Twelfth Extension Note, herein referred to as the “Extension Notes”) to WODI.

The Extension Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of our initial business combination and (ii) the date of our liquidation. The principal balance may be prepaid at any time, at our election. The holders of the Extension Notes have the right, but not the obligation, to convert their Extension Notes, in whole or in part, respectively, into private shares of our Class A Common Stock (the “Conversion Shares”), as described in our IPO prospectus (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount, up to $3,000,000, determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

At our April 10, 2023 special meeting of stockholders, our stockholders approved the filing of an amendment to the Amended and Restated Certificate of Incorporation (the “First Amendment”) to extend, upon the request of our Sponsor, and approval by our board of directors, the period of time for us to (i) consummate a business combination, (ii) cease our operations if we fail to complete such business combination, and (iii) redeem or repurchase 100% of the public shares, up to six times, each by an additional month, for an aggregate of six additional months (i.e., from May 5, 2023 to up to November 5, 2023) or such earlier date as determined by the board of directors. As a result, on April 11, 2023, we filed the First Amendment with the Delaware Secretary of State. The stockholder vote to approve the First Amendment also triggered a redemption right for the holders of the public shares of Class A Common Stock. As a result of the First Amendment, 4,493,968 shares of Class A Common Stock were redeemed for a total redemption amount of $47,501,242. We have effected all six of those permitted monthly extensions.

As a result of our June 2, 2023 special meeting of stockholders, we filed with the Secretary of State of the State of Delaware an amendment to our Amended and Restated Certificate of Incorporation to amend the monthly extension amounts to be paid by the Sponsor (or its affiliates), to extend the period of time for us to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving us to be made upon the request of the Sponsor, and approval by our board of directors, from a previously amended price per unredeemed share of Class A Common Stock of $0.0625 to the lower of $100,000 or $0.05 per unredeemed share of Class A Common Stock.

At that June 2, 2023 special meeting of stockholders, the holders of 1,666,080 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.76 per share, for an aggregate redemption amount of $17,927,021. Following such redemptions, 3,614,952 public shares of Class A Common Stock remained outstanding.

At our October 25, 2023 special meeting of stockholders, the holders of 452,404 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.96 per share, for an aggregate redemption amount of $4,958,347. Following such redemptions, 3,162,548 public shares of Class A Common Stock remain outstanding. As of the date of this filing, we have effected five of those permitted twelve monthly extensions.

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

For the year ended December 31, 2023, we had a net loss of $351,705 which consisted of dividend earned on investment held in Trust Account of $2,342,684, offset by formation and operating costs $2,060,089, franchise tax expenses of $138,050 and income tax provision of $496,250.

For the year ended December 31, 2022, we had a net loss of $47,609 which consisted of dividend earned on investment held in Trust Account of $1,466,677, offset by formation and operating costs $959,457, franchise tax expenses of $199,759 and income tax provision of $355,070.

Liquidity and Capital Resources

As of December 31, 2023, we had cash outside the Trust Account of $12,910 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use prior to an initial business combination, and is restricted for use either in a business combination or to redeem the public shares of Common Stock. As of December 31, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above except for tax payments.

For the year ended December 31, 2023, there was $3,186,843 of cash used in operating activities resulting from net loss of $351,705, dividend earned on investment held in Trust Account amounting to $2,342,684, non-cash deferred tax benefit of $83,724, increase in prepaid expenses of $102,658, decrease in income tax payable of $271,346 and decrease in franchise tax payable of $199,759, offset by decrease in prepaid expenses – related party of $25,000, increase in due to a related party of $2,903, and increase in accounts payable and accrued expenses of $137,130.

For the year ended December 31, 2022, there was $689,068 of cash used in operating activities resulting from net loss of $47,609, dividend earned on investment held in Trust Account amounting to $1,466,677, increase in prepaid expenses – related party of $25,000, offset by non-cash deferred tax expense of $83,724, decrease in prepaid expenses of $183,500, increase in accounts payable and accrued expenses of $147,850, increase in income tax payable of $271,346 and increase in franchise tax payable of $163,798.

For the year ended December 31, 2023, there was $69,434,064 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account amounting to $71,441,629, offset by the purchase of an investment held in Trust Account amounting to $2,007,565.

For the year ended December 31, 2022, there was $769,539 of cash used in investing activities resulting from the purchase of an investment held in Trust Account amounting to $977,500, offset by the withdrawal of an investment held in the Trust Account amounting to $207,961.

For the year ended December 31, 2023, there was $66,406,625 of cash used in financing activities resulting from the Class A common stock redemptions of $70,386,610, offset by the proceeds from the issuance of promissory notes to a related party amounting to $3,979,985.

For the year ended December 31, 2022, there was $783,750 of cash provided by financing activities resulting from the proceeds from the issuance of promissory notes to a related party amounting to $733,750 and advances from a related party amounting to $50,000.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans. In addition, if we are unable to complete a business combination within the Combination Period by April 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that this additional condition also raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023 and 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. As of December 31, 2023 and 2022, we have $2,903 and $50,000, respectively, payable due to a related party. As of December 31, 2023 and 2022, we have $4,763,735 and $733,750, respectively, promissory notes issued to related parties.

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

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company does not have any critical accounting estimates.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock per this ASU. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with prior GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this ASU are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. We have not early adopted the ASU, and it will become effective for us on January 1, 2024, as we are an emerging growth company. We believe that the adoption of this ASU would not have a material effect on our consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this item are included following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer who also serves as our principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Financial Officer who also serves as our principal executive officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Ryan Spick	46	Chief Financial Officer and Principal Executive Officer
Ronald J. Pollack	66	Director and Chairman
Beau Vuillemot	43	Director
Philip Goodman	86	Director

Below is a summary of the business experience of each of our executive officers and directors:

Ryan Spick

Ryan Spick has served as Chief Financial Officer and Principal Executive Officer of FRLA since December 2023, and previously served on the FRLA Board from December 2022 to December 2023. In 2007, Mr. Spick founded The Dream Builder Group, a personal and business development company helping individuals and professionals to accomplish their ideal lifestyle and optimal success. Mr. Spick works with business owners to scale up their companies through analysis and targeted improvements. His proven expertise ranges from determining target audience, market research, branding, developing budgets, estimates, scopes of work to client relations, as well as implementing back-office functions and coordinating with trades. With an extensive background in institutional and commercial construction, Mr. Spick specializes today in planning, strategizing, and managing sophisticated real estate projects from start to finish. He attended the British Columbia Institute of Technology and began his business career in Canada. Mr. Spick is now based in Arizona and is passionate about mountain sports.

Ronald J. Pollack

Ronald Pollack has served on our Board since December 2022. Mr. Pollack is an experienced financial professional, angel investor and board member. He currently serves on the Board of Directors of Ronati (eCommerce software, private) (since 2021) and Venocare (medical devices, private) (since 2021) and the Advisory Board of CISO Global (cyber security managed services, NASDAQ: CISO) (since 2020). Mr. Pollack previously served on the Board of Directors of TiE Tampa (a global entrepreneurship organization) and co-chair of its Florida angel network (from 2019 to 2022). He was a founding investor and served as Chairman of the Board of Telepathy Labs (artificial intelligence, private) from its inception in 2016 through its Series Seed in 2020. He is expert in finance and investing, having built a successful hedge fund business across multiple strategies and industry sectors. Mr. Pollack was founder and Managing Partner of Bulldog Capital Management, founded in 1992, a $1+ billion family of investment funds with a special focus on technology, including early-stage venture investments such as Digital Lightwave (fiber optic data networking, exited via IPO), Inktomi (search engine, exited via IPO), Lynx Therapeutics (DNA sequencing, exited via acquisition, now part of Illumina), Radiant Logic (identity data unification, exited via sale to TA Associates) and Vendio (e-commerce, exited via acquisition by Alibaba). Mr. Pollack started his career as an investment banker at Goldman Sachs in 1983, followed by Drexel Burnham Lambert from 1986 to 1987. He holds an MBA from Harvard Business School; a JD from Harvard Law School; and a Bachelor of Arts, Magna Cum Laude with Distinction in Economics & Political Science, from Yale University.

Mr. Pollack was appointed as a director due to his background in corporate finance.

Beau Vuillemot

Beau Vuillemot cofounded Viking Revolution LLC, an ecommerce business with a proprietary line of men’s grooming products, in October 2016. In 2018, Viking Revolution LLC was acquired and Mr. Vuillemot now serves as its Chief Marketing Officer. Mr. Vuillemot does not have any arrangement or understanding between him and any other person(s) pursuant to which he was or is to be selected as a director or nominee.

Mr. Vuillemot was appointed as a director due to his experience as an executive officer of growth companies.

Philip Goodman

Philip Goodman has served on our Board since March 2023. Mr. Goodman has been an officer or director of both public and private companies since 1973, when he became Vice President, Sales and Marketing of Digital Computer Controls (OTC). He was a cofounder and Chairman of the Board of FastComm Communications (OTC) from 1980 until 1984. He co-founded Control Transaction Corporation, a company that was sold to GEAC in 1996; at that time GEAC was a $600 million conglomerate. Mr. Goodman served as VP of Sales and Marketing and member of the Board of Directors. Mr. Goodman was a co-founder of Ardent Acquisition, an early SPAC that merged with Avant Air in 2007. Mr. Goodman was a member of the board, as well as a member of the audit committee, of Ardent. Mr. Goodman has broad experience in creating, evaluating, restructuring and growing high technology and life science start-ups, turnarounds and established companies. Most recently Mr. Goodman was a member of the Board of Directors and Chief Operating Officer, on a contract basis, of Oxford Biomedical Technologies, from 2012 to 2018. Mr. Goodman received an AA degree in the renowned 14 comps from the University of Chicago. He earned a BA from Miami University of Ohio in Anthropology, having studied Meta Linguistics. At Miami he was honored with membership in Phi Beta Kappa. He then studied engineering at Case Institute of Technology.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Pollack, Vuillemot, and Goodman is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Since our IPO, we established an audit committee of the board of directors. Messrs. Pollack, Vuillemot, and Goodman serve as members of our audit committee, with Mr. Goodman serving as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

Since our IPO, we established a compensation committee of the board of directors. Messrs. Vuillemot, Pollack and Goodman serve as members of our compensation committee, with Mr. Vuillemot serving as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Principal Executive Officer’s compensation, evaluating our Principal Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Principal Executive Officer’s based on such evaluation in executive session at which the Principal Executive Officer is not present;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

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

Our officers or directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate.

Our founders, officers or directors may also purchase public units or shares during or after the IPO, including in the open market or through privately negotiated transactions.

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	Our officers and directors collectively hold 60,000 shares of our Class B Common Stock, which will be worthless if we liquidate instead of completing an initial business combination.

•	Our officers may become an officer or director of any other SPACs even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate, and, as a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our Initial Stockholders have agreed to waive their redemption rights with respect to any founder shares, Private Placement Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our Initial Stockholders have agreed to waive their redemption rights with respect to any founder shares and Private Placement Shares held by them if we fail to consummate our initial business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Shares will be worthless. With certain limited exceptions, 50% of founder shares will not be transferable, assignable by our founders until the earlier to occur of: (A) six months after the date of the consummation of our initial business combination, or (B) the date on which the closing price of our Class A Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. With certain limited exceptions, the Private Placement Shares and the shares that may be issued upon conversion of working capital loans (“Working Capital Shares”), will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Initial Stockholders may directly or indirectly own founder shares, Private Placement Shares, and Representative Shares following the IPO, our Initial Stockholders may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	Our Initial Stockholders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our founders or any of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $3,000,000 of such loans may be convertible into Working Capital Shares at a price of $10.00 per share at the option of the lender. Such Working Capital Shares would be identical to the Private Placement Shares sold in the Private Placement.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2023, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, except for one late Form 4 (each reporting one transaction) for each of Mr. Huang, Mr. Li, Mr. Kristoff, Mr. Davidov, Ms. Ma, Dr. Xu, our Sponsor, Mr. Pollack, Mr. Goodman and Mr. Spick, and one late Form 3 for each of Mr. Goodman and Mr. Vuillemot.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our Company for the years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards	Total
			($)	($)
Ryan Spick	2023	2,903	–	2,903
Chief Financial Officer and Principal Executive Officer(1)

Richard Brand	2023	50,000	–	50,000
Former Chief Financial Officer and Principal Executive Officer(2)

J. Richard Iler	2023	100,000	–	100,000
Former Chief Financial Officer and Principal Executive Officer(3)	2022	50,000(4)	–	50,000

Lei Huang	2022	–	–	–
Former Chief Executive Officer(5)

Yuanmei Ma	2022	–	–	–
Former Chief Financial Officer(6)

_______________

(1)	Mr. Spick has served since December 22, 2023. Mr. Spick is party to a consulting agreement dated as of December 22, 2023 that provides for compensation of $10,000 per month.
(2)	Mr. Brand served from July 14, 2023 until December 22, 2023. Mr. Brand was party to a consulting agreement dated as of July 14, 2023 that provided for compensation of $10,000 per month.
(3)	Mr. Iler served from December 22, 2022 until July 14, 2023. Effective December 1, 2022, Mr. Iler entered into a Consulting Agreement with the Company and OriginClear, Inc., a Nevada corporation (on behalf of Water On Demand, Inc.) pursuant to which Mr. Iler received an initial payment of $50,000 and was to receive separate payments of $25,000 monthly for January through April 2023.
(4)	$25,000 was a prepayment for services performed in 2023.
(5)	Mr. Huang served from inception until December 22, 2022.
(6)	Ms. Ma served from inception until December 22, 2022.

Employment Agreements

The terms and conditions of Mr. Spick’s service as our Chief Financial Officer and Principal Executive Officer are governed by a consulting agreement dated as of December 22, 2023 by and between the Company and Mr. Spick (the “Spick Consulting Agreement”). The Spick Consulting Agreement provides for compensation to Mr. Spick of $10,000 per month. The Spick Consulting Agreement provides for a term of six months, unless earlier terminated by either party upon 10 business days’ written notice.

The terms and conditions of Mr. Brand’s service as our former Chief Financial Officer and Principal Executive Officer were governed by a consulting agreement dated as of July 14, 2023 by and between the Company and Mr. Brand (the “Brand Consulting Agreement”). The Brand Consulting Agreement provided for compensation to Mr. Brand of $10,000 per month. The Brand Consulting Agreement provided for a term of six months, unless earlier terminated by either party upon 10 business days’ written notice.

The terms and conditions of Mr. Iler’s service as our former Chief Financial Officer and Principal Executive Officer were governed by a consulting agreement dated as of December 1, 2022 by and among the Company, OriginClear, Inc. (on behalf of Water On Demand, Inc.) and Mr. Iler (the “Iler Consulting Agreement”). Pursuant to the Iler Consulting Agreement, Mr. Iler received an initial payment of $50,000 and was to receive separate payments of $25,000 monthly for January through April 2023. The Iler Consulting Agreement provided for a term of six months, unless earlier terminated by either party upon 10 business days’ written notice.

Director Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following directors for all services rendered in all capacities to our Company for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Ronald Pollack	132,000	132,000
Ryan Spick(1)	74,000	74,000
Philip Goodman	54,000	54,000
Payam Eshraghian(2)	22,666	22,666
Beau Vuillemot(3)	–	–

(1)	Mr. Spick served on our board of directors until December 22, 2023.
(2)	Mr. Eshraghian served on our board of directors until March 1, 2023.
(3)	Mr. Vuillemot joined our board of directors on December 22, 2023.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Warrants included in the Units sold in the IPO as these Warrants are not exercisable until the later of 30 days after the completion of our initial business combination, or 12 months from the closing of the IPO. As of March 29, 2024, there were 6,271,798 shares of Common Stock issued and outstanding, including 3,828,048 shares of Class A Common Stock and 2,443,750 shares of Class B Common Stock.

Name and Address of Beneficial Owner(1)	Amount and	Approximate
	Nature of	Percentage of
	Beneficial	Outstanding
	Ownership	Common Stock
Executive Officers and Directors:
Ryan Spick	10,000	*
Ronald J. Pollack	30,000	*
Beau Vuillemot	–	–
Philip Goodman	20,000	*
All executive officers and directors as a group (4 individuals)	60,000	1.0%
Over 5% Stockholders:
Fortune Rise Sponsor LLC(2)	2,283,750	36.4%
Water On Demand, Inc.(2)	2,283,750	36.4%
Karpus Investment Management (3)	628,174	10.0%
183 Sully’s Trail
Pittsford, New York 14534
Yakira Capital Management, Inc. (4)	547,938	8.7%
1555 Post Road East, Suite 202
Westport, CT 06880
Lighthouse Investment Partners, LLC (5)	507,336	8.1%
3801 PGA Boulevard, Suite 604
Palm Beach Gardens, FL 33410

*	less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Fortune Rise Acquisition Corporation, 13575 58th Street North, Suite 200, Clearwater, Florida 33760.
(2)	The Sponsor is the record holder of 2,283,750 Class B Shares of Common Stock reported herein. Water On Demand, Inc. is the owner of all of the equity interests of the Sponsor.
(3)	Information shown is based solely on information reported by the filer on a Schedule 13G/A filed with the SEC on February 13, 2024, in which Karpus Investment Management reported that it and its related entities have shared voting and dispositive power over 628,174 shares of Class A common stock.
(4)	Information show is based solely on information reported by the filers on a Schedule 13G/A filed with the SEC on January 26, 2024 filed by Yakira Capital Management, Inc. on behalf of each of Yakira Partners, L.P., a Delaware limited partnership (“Yakira Partners”), Yakira Enhanced Offshore Fund Ltd., a Cayman Islands entity (“Yakira Enhanced”), and MPA 136 Segregated Portfolio (“MPA 136”), a Cayman Islands entity. The Schedule 13G/A reflects that Yakira Partners has sole voting power and sole dispositive power with respect to 37,582 shares of Class A common stock, Yakira Enhanced has sole voting power and sole dispositive power with respect to 3,020 Class A common stock, and MPA 136 has sole voting power and sole dispositive power with respect to 507,336 Class A common stock.
(5)	Information shown is based solely on information reported by the filer on a Schedule 13G filed with the SEC on February 14, 2024, in which Lighthouse Investment Partners, LLC and MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC, reported that it and its related entities have shared voting and dispositive power over 507,336 shares of Class A common stock.

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

In order to meet our working capital needs following the consummation of the IPO, our Sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $3,000,000 of the notes may be converted to Working Capital Shares, at a price of $10.00 per share at the option of the lender. The Working Capital Shares would be identical to the Private Placement Shares. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder and Private Placement Shares

On February 18, 2021, the Sponsor acquired 2,443,750 shares of Common Stock for a purchase price of $25,000. On March 2, 2021, we adopted our Amended and Restated Certificate of Incorporation to divide our Common Stock into Class A common Stock and Class B Common Stock without changing the total number of the authorized shares of Common Stock. Accordingly, we cancelled and forfeited 2,443,750 shares of our Common Stock but issued 2,443,750 shares of Class B Common Stock, or founder shares, to the Sponsor. Prior to the initial investment in the Company of $25,000 by the Sponsor, we had no assets, tangible or intangible.

As of  December 31, 2023, there were 2,443,750 founder shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

On October 20, 2023, in connection with the prior appointments to board of directors of FRLA of Ronald Pollack, Philip Goodman and Ryan Spick, the Sponsor transferred 30,000 shares of Class B Common Stock to Ronald Pollack, 20,000 shares of Class B Common Stock to Philip Goodman and 10,000 shares of Class B Common Stock to Ryan Spick.

In connection with BCA, on October 24, 2023, the Sponsor, the Company and WODI entered into a letter agreement (the “Sponsor Letter Agreement”) pursuant to which the Sponsor agreed to (a) vote in favor of the Business Combination Agreement and the Business Combination, (b) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B Common Stock, such that the Class B Common Stock will convert into Class A Common Stock at the Closing on a one-to-one basis, and (c) to forfeit certain of the Class B Common Stock held by the Sponsor.

Representative Shares

We issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to two Representatives without any consideration as part of the IPO compensation. The Representative Shares are identical to the public shares except that the representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of our initial business combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination by April 5, 2024, unless extended monthly upon approval of our board of directors and extension deposits made by our Sponsor or its affiliate.

Prepaid Expenses – Related Party

Effective December 1, 2022, Mr. J. Richard Iler, the Company’s former Principal Executive Officer, Chief Financial Officer, Secretary, and Treasurer, entered into a Consulting Agreement (the “Iler Consulting Agreement”) with the Company and OriginClear, Inc. (OriginClear), a Nevada corporation and the parent company of the Sponsor, pursuant to which Mr. Iler received an initial payment of $50,000 and received separate payments of $25,000 monthly for January 2023 through April 2023. The term of the Iler Consulting Agreement was for six months, unless earlier terminated. As of December 31, 2022, the Company prepaid to Mr. Iler under the Agreement amounted to $25,000.

Due to Related Parties

In December 2022, OriginClear advanced $50,000 to the Company for working capital. On April 17, 2023, the board of directors of the Company approved the issuance of an unsecured promissory note dated November 23, 2022 in the principal amount of $50,000 to OriginClear and the Company reclassified this $50,000 advance into a promissory note - related party. As of December 31, 2023, balance due to OriginClear amounted to $0.

On December 22, 2023, the board of directors appointed Ryan Spick to serve as the Company’s Principal Executive Officer and Chief Financial Officer effective as of December 22, 2023. The terms and conditions of Mr. Spick’s appointment will be governed by a consulting agreement dated as of December 22, 2023 by and between the Company and Mr. Spick (the “Consulting Agreement”). The Consulting Agreement provides for compensation to Mr. Spick of $10,000 per month. The Consulting Agreement provides for a term of six months, unless earlier terminated by either party upon 10 business days’ written notice. As of December 31, 2023, balance due to Mr. Spick amounted to $2,903.

Promissory Notes - Related Party (Extension and Working Capital) Loans

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

On October 5, 2023, in connection with the Eighth Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Eighth Extension Note”) to WODI.

On November 6, 2023, in connection with the Ninth Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Ninth Extension Note”) to WODI.

On December 6, 2023, in connection with the Tenth Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Tenth Extension Note”) to WODI.

On January 5, 2024, in connection with the Eleventh Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Eleventh Extension Note”) to WODI.

On February 5, 2024, in connection with the Twelfth Extension payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (“Twelfth Extension Note”) to WODI.

On March 5, 2024, in connection with the Thirteenth Extension payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (“Thirteenth Extension Note”) to WODI.

The Company also issued the following unsecured promissory notes (“Notes 4”) to WODI for working capital purpose:

•	Unsecured promissory note dated July 14, 2023 in the principal amount of $75,000 to WODI;
•	Unsecured promissory note dated August 1, 2023 in the principal amount of $70,000 to WODI;
•	Unsecured promissory note dated August 14, 2023 in the principal amount of $10,000 to WODI;
•	Unsecured promissory note dated September 8, 2023 in the principal amount of $75,000 to WODI;
•	Unsecured promissory note dated September 21, 2023 in the principal amount of $80,000 to WODI;
•	Unsecured promissory note dated October 5, 2023 in the principal amount of $100,000 to WODI;
•	Unsecured promissory note dated November 3, 2023 in the principal amount of $125,000 to WODI;
•	Unsecured promissory note dated December 6, 2023 in the principal amount of $42,000 to WODI;
•	Unsecured promissory note dated December 19, 2023 in the principal amount of $202,000 to WODI;
•	Unsecured promissory note dated January 9, 2024 in the principal amount of $30,000 to WODI;
•	Unsecured promissory note dated January 12, 2024 in the principal amount of $75,000 to WODI; and
•	Unsecured promissory note dated February 9, 2024 in the principal amount of $28,000 to WODI.

The First Extension Note, the Second Extension Note, the Third Extension Note, the Fourth Extension Note, the Fifth Extension Note, the Sixth Extension Note, the Seventh Extension Note, the Eighth Extension Note, the Ninth Extension Note, the Tenth Extension Note, the Eleventh Extension Note, the Twelfth Extension Note, the Thirteenth Extension Note, Note 1, Notes 2, Notes 3, and Notes 4 (herein referred to as the “Notes” or the “Working Capital Loans”) are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of Class A Common Stock (the “Conversion Shares”), as described in the IPO prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount, up to $3,000,000, determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

As of December 31, 2023, the Company had borrowings of $4,763,735 under the promissory notes - related party (working capital loans).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Friedman LLP and Marcum LLP for the years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees	$185,400	$70,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–

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

Pre-Approval of Services

The audit committee pre-approved all of the foregoing services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

The following consolidated financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm – Marcum LLP (PCAOB ID: 688)

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit
No.	Description
1.1	Underwriting Agreement, dated November 2, 2021, among the Registrant, US Tiger Securities, Inc., and EF Hutton, division of Benchmark Investments, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 5, 2021)
2.1	Business Combination Agreement, by, between, and among Fortune Rise Acquisition Corporation, Water on Demand, Inc., and FRLA Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 24, 2023
2.2	Amendment No. 1 to Business Combination Agreement, by and between, Fortune Rise Acquisition Corporation, Water on Demand, Inc., and FRLA Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 7, 2024)
3.1	Amended and Restated Certificate of Incorporation, dated October 27, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 5, 2021)
3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation filed April 11, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2023)
3.3	Amendment No. 2 to the Amended and Restated Certificate of Incorporation filed June 2, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 2, 2023)
3.4	Amendment No. 3 to the Amended and Restated Certificate of Incorporation filed October 25, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 27, 2023)
3.5	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 26, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
4.4	Warrant Agreement, dated November 2, 2021, between the Company and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 8, 2021)
4.5*	Description of Company’s Securities
10.1	Letter Agreements, dated November 2, 2021, among the Company and certain security holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.2	Investment Management Trust Account Agreement, dated November 2, 2021, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.3	Registration Rights Agreement, dated November 2, 2021, among the Registrant, certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.4	Private Placement Shares Purchase Agreement, dated November 2, 2021, between the Company and the Underwriters (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)
10.5	Indemnity Agreements, dated November 2, 2021, between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A filed with the Securities & Exchange Commission on November 8, 2021)

Exhibit
No.	Description
10.6	Securities Subscription Agreement, between the Company and the Sponsor dated February 18, 2021, including amendment dated March 1, 2021 (incorporated by reference to Exhibit 10.5 to Amendment No.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 2, 2021)
10.7	Promissory Note, dated February 6, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 7, 2023)
10.8	Promissory Note, dated March 9, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 22, 2023)
10.9	Promissory Note, dated November 23, 2022, issued by Fortune Rise Acquisition Corporation to OriginClear, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 21, 2023)
10.10	Promissory Note, dated March 31, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.10 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 21, 2023)
10.11	Promissory Note, dated January 6, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 21, 2023)
10.14	Promissory Note, dated February 28, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 21, 2023)
10.15	Promissory Note, dated February 28, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 21, 2023)
10.16	Promissory Note, dated March 3, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 21, 2023)
10.17	Promissory Note, dated March 8, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 21, 2023)
10.18	Promissory Note, dated March 17, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.9 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 21, 2023)
10.19	Promissory Note, dated May 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 8, 2023)
10.20	Promissory Note, dated June 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 6, 2023)
10.21	Promissory Note, dated July 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2023)
10.22	Promissory Note, dated August 4, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 7, 2023)
10.23	Promissory Note, dated September 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 6, 2023)
10.24	Promissory Note, dated October 5, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 5, 2023)
10.25	Promissory Note, dated November 6, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 7, 2023)
10.26	Promissory Note, dated December 6, 2023, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2023)
10.27	Consulting Agreement, dated July 14, 2023 by and between Fortune Rise Acquisition Corp. and AllFor LLC, Richard Brand, Originator (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2023)

Exhibit
No.	Description
10.28	Sponsor Letter Agreement, dated as of October 24, 2023, by and among the Sponsor, Fortune Rise Acquisition Corp. and Water on Demand, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 24, 2023)
10.29	Amendment No. 1 to the Investment Management Trust Agreement, dated as of October 25, 2023, by and between Fortune Rise Acquisition Corporation and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 27, 2023)
10.30	Consulting Agreement, dated December 22, 2023 by and between Fortune Rise Acquisition Corp. and Dream Builder Group – Ryan Spick, Principal (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 22, 2023)
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 26, 2021)
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 26, 2021)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No. 6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 26, 2021)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Dated: April 1, 2024	By:	/s/ Ryan Spick
	Name:	Ryan Spick
	Title:	Principal Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ryan Spick	Principal Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 1, 2024
Ryan Spick

/s/ Ronald J. Pollack	Chairman and Director	April 1, 2024
Ronald J. Pollack

/s/ Beau Vuillemot	Director	April 1, 2024
Beau Vuillemot

/s/ Philip Goodman	Director	April 1, 2024
Philip Goodman

FORTUNE RISE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fortune Rise Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortune Rise Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger on or before April 5, 2024 or at the discretion of the board of directors, accompanied by additional contributions to the trust, the business combination deadline maybe extended by additional seven months through November 5, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to the business combination deadline, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond November 5, 2024, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Costa Mesa, CA
April 1, 2024

FORTUNE RISE ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash	$12,910	$172,314
Prepaid expenses	106,658	4,000
Prepaid expenses - related party	–	25,000
Total current assets	119,568	201,314

Cash and investments held in Trust Account	34,851,146	101,942,526
Total Assets	$34,970,714	$102,143,840

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$293,182	$156,052
Due to related parties	2,903	50,000
Promissory notes - related parties	4,763,735	733,750
Income taxes payable	–	271,346
Franchise taxes payable	–	199,759
Excise taxes payable	703,866	–
Total current liabilities	5,763,686	1,410,907

Deferred tax liability	–	83,724
Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	9,184,936	4,915,881

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 3,162,548 shares and 9,775,000 shares at redemption value of $11.03 and $10.39 per share as of December 31, 2023 and 2022, respectively	34,882,535	101,559,697

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	–	–
Class A Common Stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 3,162,548 shares and 9,775,000 shares subject to possible redemption) as of December 31, 2023 and 2022	66	66
Class B Common Stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of December 31, 2023 and 2022	244	244
Accumulated deficit	(9,097,067)	(4,332,048)
Total Stockholders' Deficit	(9,096,757)	(4,331,738)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$34,970,714	$102,143,840

The accompanying notes are an integral part of these consolidated financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Operating costs	$2,060,089	$959,457
Franchise tax expenses	138,050	199,759
Loss from Operations	(2,198,139)	(1,159,216)

Other income:
Dividend earned on investments held in Trust Account	2,342,684	1,466,677

Income before income taxes	144,545	307,461

Income taxes provision	(496,250)	(355,070)

Net loss	$(351,705)	$(47,609)

Basic and diluted weighted average shares outstanding, Common Stock subject to possible redemption	5,476,390	9,775,000
Basic and diluted net income (loss) per share, Common Stock subject to possible redemption	$0.20	$(0.04)
Basic and diluted weighted average shares outstanding, Common Stock attributable to Fortune Rise Acquisition Corporation	3,109,250	3,109,250
Basic and diluted net loss per share, Common Stock attributable to Fortune Rise Acquisition Corporation	$(0.47)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2021	–	$–	665,500	$66	2,443,750	$244	$(2,429,742)	$(2,429,432)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(1,854,697)	(1,854,697)
Net loss	–	–	–	–	–	–	(47,609)	(47,609)
Balance as of December 31, 2022	–	–	665,500	66	2,443,750	244	(4,332,048)	(4,331,738)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(3,709,448)	(3,709,448)
Excise taxes accrual on redemption of Class A Common Stock	–	–	–	–	–	–	(703,866)	(703,866)
Net loss	–	–	–	–	–	–	(351,705)	(351,705)
Balance as of December 31, 2023	–	$–	665,500	$66	2,443,750	$244	$(9,097,067)	$(9,096,757)

The accompanying notes are an integral part of these consolidated financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net loss	$(351,705)	$(47,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(2,342,684)	(1,466,677)
Deferred tax (benefit) expense	(83,724)	83,724
Changes in operating assets and liabilities:
Prepaid expenses	(102,658)	183,500
Prepaid expenses - related party	25,000	(25,000)
Due to a related party	2,903	–
Accounts payable and accrued expenses	137,130	147,850
Income taxes payable	(271,346)	271,346
Franchise taxes payable	(199,759)	163,798
Net cash used in operating activities	(3,186,843)	(689,068)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(2,007,565)	(977,500)
Withdrawal of investments held in Trust Account	71,441,629	207,961
Net cash provided by (used in) investing activities	69,434,064	(769,539)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes to related parties	3,979,985	733,750
Advances from a related party	–	50,000
Class A Common Stock redemptions	(70,386,610)	–
Net cash (used in) provided by financing activities	(66,406,625)	783,750

Net Change in Cash	(159,404)	(674,857)

Cash at beginning of the year	172,314	847,171
Cash at end of the year	$12,910	$172,314

Supplemental Cash Flow Information
Cash paid for income taxes	$865,024	$–
Cash paid for interest	$–	$–

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$3,709,448	$1,854,697
Excise taxes accrual on redemption of Class A Common Stock	$703,866	$–

The accompanying notes are an integral part of these consolidated financial statements.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023 and 2022, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through December 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company had generated non-operating income in the form of money market fund dividend income earned from the proceeds derived from the IPO up until September 2023 when all the money market funds were converted into cash.

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

The Company also issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to the Representatives as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by April 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination).

Following the closing of the IPO and the issuance and the sale of Private Placement Shares on November 5, 2021, $99,705,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee and invested the proceeds in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete the initial Business Combination by April 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of the Company’s public shares if it is unable to complete the Business Combination by April 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of Class A Common Stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination (if the Company seeks stockholder approval), if a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until April 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination and payment of the extension deposit by the Sponsor, or its affiliates), to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The founders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (defined below), Private Placement Shares, and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by April 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination) and payment of the extension deposit by our Sponsor, or its affiliates), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination by April 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination and payment of the extension deposit by our Sponsor, or its affiliates), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits its initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination. As approved by its stockholders at the Special Meeting on October 25, 2023, the Company deleted the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 and filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on October 25, 2023.

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

On October 24, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) with FRLA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company incorporated on October 13, 2023 (“Merger Sub”), and WODI-PWT.

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

Extension Amendments for Business Combination

On April 11, 2023, the Company filed with the Secretary of State of the State of Delaware an amendment (the “First Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e., from May 5, 2023 to up to November 5, 2023) or such earlier date as determined by the board of directors. The Company’s stockholders approved the First Amendment at a special meeting of stockholders of the Company on April 10, 2023.

As a result of the June 2, 2023 special meeting of stockholders of the Company, the Company filed with the Secretary of State of the State of Delaware an amendment to the Company’s Amended and Restated Certificate of Incorporation to amend the monthly extension amounts to be paid by the Sponsor (or its affiliates), to extend the period of time for the Company to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company to be made upon the request of the Sponsor, and approval by the Company’s board of directors, from a previously amended price per unredeemed share of Class A Common Stock of $0.0625 to the lower of $100,000 or $0.05 per unredeemed share of Class A Common Stock.

As approved by its stockholders at the special meeting of stockholders held on October 25, 2023, the Company entered into an amendment to the Investment Management Trust Agreement, dated as of November 2, 2021 (the “Trust Agreement”), by and between the Company and Wilmington Trust, National Association (“Wilmington Trust”), on October 25, 2023 (the “Trust Amendment”). The Trust Amendment extended the initial date on which Wilmington Trust must commence liquidation of the Trust Account to up to November 5, 2024, or such earlier date as determined by the Company’s board of directors, unless the closing of the Company’s initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of: (i) $100,000 and (ii) an aggregate amount equal to $0.05 multiplied by the number of public shares of the Company that are not redeemed, for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

From November 2022 to March 2024, a total of $3,285,064.50 was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it had to consummate its initial Business Combination from November 5, 2022 to April 5, 2024.

Liquidity and Going Concern

As of December 31, 2023, the Company had $12,910 in cash held outside the Trust Account available for the Company’s payment of expenses related to working capital purposes and a working capital deficit of $5,644,118. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by April 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination), the Company’s board of directors would commence a winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Certificate of Incorporation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the 6,612,452 shares of Class A Common Stock redeemed in April 2023, June 2023 and November 2023 as discussed in Note 9, the Company accrued the 1% excise tax in the amount of $703,866 as a reduction of equity, as the Company is uncertain about the structure of any Business Combination and whether additional shares will be issued within the same taxable year.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances are eliminated in consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of both December 31, 2023 and 2022, the Company did not have any cash equivalents.

Cash and Investments held in Trust Account

As of December 31, 2023 and 2022, $34,851,146 and $101,942,526, respectively, representing all of the assets held in the Trust Account, were held in cash or money market funds, and consisted of U.S. Treasury securities carried at fair value.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying statement of operations. Dividend income for the years ended December 31, 2023 and 2022 amounted to $2,342,684 and $1,466,677, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $11.03 and $10.39 per share, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital is zero.

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

The fair value of the Company’s current assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and income taxes as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company recognized $23,285 on interest and penalties as income tax expense due to the Company not timely paying its estimated income taxes for the year ended December 31, 2023.

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

Net Income (Loss) per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. To determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the years ended December 31, 2023 and 2022, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

	For the		For the
	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss excluding accretion of carrying value to redemption value	$(2,590,425)	$(1,470,728)	$(1,443,238)	$(459,068)
Accretion of carrying value to redemption value	3,709,448	–	1,854,697	–
Allocation of net income (loss)	$1,119,023	$(1,470,728)	$411,459	$(459,068)
Denominators:
Weighted-average shares outstanding	5,476,390	3,109,250	9,775,000	3,109,250
Basic and diluted net income (loss) per share	$0.20	$(0.47)	$0.04	$(0.15)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with prior GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this ASU are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has not early adopted the ASU, and it will become effective for the Company on January 1, 2024, as the Company is an emerging growth company. The Company believes that the adoption of this ASU would not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

As of December 31, 2023, assets held in the Trust Account were comprised of $34,851,146 in cash.

As of December 31, 2022, assets held in the Trust Account were comprised of $101,942,526 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$–	$101,942,526

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

For years ended December 31, 2023 and 2022, the Class A Common Stock reflected on the consolidated balance sheets is reconciled in the following table.

Class A Common Stock subject to possible redemption, December 31, 2021	$99,705,000
Plus:
Accretion of carrying value to redemption value	1,854,697
Class A Common Stock subject to possible redemption, December 31, 2022	101,559,697
Less:
Redemptions	(70,386,610)
Plus:
Accretion of carrying value to redemption value	3,709,448
Class A Common Stock subject to possible redemption, December 31, 2023	$34,882,535

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

As of December 31, 2023 and 2022, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the sale of Private Placement Shares and issuance of the Representative Shares).

In November 2021, the Sponsor transferred an aggregate of 443,750 Founder Shares to the Company’s former officers, directors, secretary and their designees at the same price originally paid for such shares prior to the closing of the IPO. As a result of such transfers, US Tiger Securities, Inc., a Representative, as the designee of Mr. Lei Huang, former Chief Executive Officer who resigned on December 22, 2022, acquired 122,000 Founder Shares at the same price originally paid for such shares. Dr. Lei Xu, the Company’s former President, Ms. Yuanmei Ma, the Company’s former Chief Financial Officer, Ms. Christy Szeto, the Company’s former secretary, Dr. David Xianglin Li, Mr. Michael Davidov, and Mr. Norman Kristoff, each of the Company’s former directors collectively acquired the remaining 321,750 Founder Shares at the same price originally paid for such shares. On December 22, 2022, the Company’s officers, directors and secretary resigned from their respective positions and returned and sold a total of 343,750 Founder Shares back to the Sponsor for the original purchase price. Out of the issued and outstanding shares of Class B Common Stock, an aggregate of 100,000 shares remains owned by former management.

The sale of the Founder Shares from Sponsor to the Company’s officers, directors and secretary is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the remaining 100,000 shares, net of forfeiture of 343,750 shares, granted to the Company’s officers, directors and secretary was $716,250, or $7.16 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023 and 2022, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

In connection with BCA, on October 17, 2023, the Sponsor and the three independent directors of the Company entered into three separate securities transfer agreements (the “Securities Transfer Agreement”) to transfer a total of 60,000 shares of the Founder shares to the three directors. The transfer of the Founder Shares from the Sponsor to the three independent directors of the Company is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the 60,000 shares granted to the Company’s three independent directors was $517,200, or $8.62 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Prepaid Expenses – Related Party

Effective December 1, 2022 (the “Effective Date”), Mr. J. Richard Iler, the Company’s former Principal Executive Officer, Chief Financial Officer, Secretary, and Treasurer, entered into a Consulting Agreement (the “Agreement”) with the Company and OriginClear, Inc. (OriginClear), a Nevada corporation and the parent company of the Sponsor, pursuant to which Mr. Iler received an initial payment of $50,000 and received separate payments of $25,000 monthly for January 2023 through April 2023. The term of the Agreement was for six months starting from the Effective Date, unless earlier terminated. As of December 31, 2023 and 2022, the Company prepaid to Mr. Iler under the Agreement amounted to $0 and $25,000, respectively.

Due to Related Parties

In December 2022, OriginClear advanced $50,000 to the Company for working capital. On April 17, 2023, the board of directors of the Company approved the issuance of an unsecured promissory note dated November 23, 2022 in the principal amount of $50,000 to OriginClear and the Company reclassified this $50,000 advance into a promissory note – related parties. As of December 31, 2023 and 2022, balance due to OriginClear amounted to $0 and $50,000, respectively.

On December 22, 2023, the board of directors appointed Ryan Spick to serve as the Company’s Principal Executive Officer and Chief Financial Officer effective as of December 22, 2023. The terms and conditions of Mr. Spick’s appointment will be governed by a consulting agreement dated as of December 22, 2023 by and between the Company and Mr. Spick (the “Consulting Agreement”). The Consulting Agreement provides for compensation to Mr. Spick of $10,000 per month. The Consulting Agreement provides for a term of six months, unless earlier terminated by either party upon 10 business days’ written notice. As of December 31, 2023, balance due to Mr. Spick amounted $2,903.

Promissory Notes — Related Parties (Working Capital Loans)

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

On October 5, 2023, in connection with the Eighth Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Eighth Extension Note”) to WODI.

On November 6, 2023, in connection with the Ninth Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Ninth Extension Note”) to WODI.

On December 6, 2023, in connection with the Tenth Extension Payment, the Company issued an unsecured promissory note in the principal amount of $100,000 (the “Tenth Extension Note”) to WODI.

The Company also issued the following unsecured promissory notes (“Notes 5”) to WODI for working capital purpose:

•	Unsecured promissory note dated October 5, 2023 in the principal amount of $10,000 to WODI;
•	Unsecured promissory note dated November 3, 2023 in the principal amount of $125,000 to WODI;
•	Unsecured promissory note dated December 6, 2023 in the principal amount of $42,000 to WODI;
•	Unsecured promissory note dated December 19, 2023 in the principal amount of $200,000 to WODI; and
•	Unsecured promissory note dated December 19, 2023 in the principal amount of $2,000 to WODI.

The First Extension Note, the Second Extension Note, the Third Extension Note, the Fourth Extension Note, the Fifth Extension Note, the Sixth Extension Note, the Seventh Extension Note, the Eight Extension Note, the Ninth Extension Note, and the Tenth Extension Note, Note 1, Notes 2, Notes 3, Notes 4 and Note 5 (herein referred to as the “Notes” or the “Working Capital Loans”) are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of Class A Common Stock (the “Conversion Shares”), as described in the IPO prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount, up to $3,000,000, determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

As of December 31, 2023 and 2022, the Company had borrowings of $4,763,735 and $733,750, respectively, under the promissory notes — related parties (working capital loans).

Note 7 — Commitments & Contingencies

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 9 — Temporary Equity and Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

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

In connection with the special meeting of stockholders on April 10, 2023, holders of 4,493,968 public shares of Class A Common Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.57 per share, for an aggregate redemption amount of $47,501,242.

In connection with the special meeting of stockholders on June 2, 2023, holders of 1,666,080 public shares of Class A Common Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.76 per share, for an aggregate redemption amount of $17,927,021.

In connection with the special meeting of stockholders on October 25, 2023, holders of 452,404 public shares of Class A Common Stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.96 per share, for an aggregate redemption amount of $4,958,347.

Representative Shares

The Company issued 120,000 Representative Shares in Class A Common Stock to the Representatives of the underwriters for the Company’s IPO, as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by April 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination and payment of the extension deposit by our Sponsor, or its affiliates).

As of December 31, 2023 and 2022, there were 665,500 shares of common stock issued and outstanding, excluding 3,162,548 and 9,775,000 shares of common stock, respectively, subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the founders for $25,000, so that the founders collectively owned 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of December 31, 2023 and 2022, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

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

As of December 31, 2023 and 2022, 4,887,500 warrants were outstanding.

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

Note 10 — Income Taxes

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account.

The income tax provision consists of the following:

	For the	For the
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Current
Federal	$516,672	$167,624
State	63,302	103,722
Deferred
Federal	(354,847)	(124,849)
State	(14,353)	(31,561)
Valuation allowance	285,476	240,134
Income tax provision	$496,250	$355,070

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022
U.S. statutory rate	21.0%		21.0%
State statutory rate effected	13.0%		9.1%
Transaction costs	70.0%		–%
Prior year permanent differences true-up	(6.1%	)	–%
Penalty and interest	16.1%		–%
Change in valuation allowance	229.3%		85.3%
Effective tax rate	343.3%		$115.4%

The Company’s net deferred tax assets (liabilities) were as follows as of:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Start-up/organization costs	$553,365	$267,889
Deferred tax liabilities:
Accrued dividend income	–	(83,724)
Total deferred tax assets	553,365	184,165
Valuation allowance	(553,365)	(267,889)
Deferred tax liability, net	$–	$(83,724)

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

Promissory Notes — Related Parties (Working Capital Loans)

On January 5, 2024, $100,000 (the “Eleventh Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from January 5, 2024 to February 5, 2024. The Eleventh Extension was the third of the twelve one-month extensions permitted under the Company’s governing documents, as amended in October 2023. In connection with the Eleventh Extension Payment, the Company issued an unsecured promissory note (the “Eleventh Extension Note”) to WODI.

On February 5, 2024, $100,000 (the “Twelfth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from February 5, 2024 to March 5, 2024. The Twelfth Extension was the fourth of the twelve one-month extensions permitted under the Company’s governing documents, as amended in October 2023. In connection with the Twelfth Extension Payment, the Company issued an unsecured promissory note (the “Twelfth Extension Note”) to WODI.

On March 5, 2024, $100,000 (the “Thirteenth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 5, 2024 to April 5, 2024. The Thirteenth Extension was the fifth of the twelve one-month extensions permitted under the Company’s governing documents, as amended in October 2023. In connection with the Thirteenth Extension Payment, the Company issued an unsecured promissory note (the “Thirteenth Extension Note”) to WODI.

The Company also issued the following unsecured promissory notes (“Notes 6”) to WODI for working capital purpose:

•	Unsecured promissory note dated January 9, 2024 in the principal amount of $30,000 to WODI;
•	Unsecured promissory note dated February 9, 2024 in the principal amount of $28,000 to WODI;
•	Unsecured promissory note dated February 20, 2024 in the principal amount of $27,000 to WODI;
•	Unsecured promissory note dated February 29, 2024 in the principal amount of $50,000 to WODI; and
•	Unsecured promissory note dated March 21, 2024 in the principal amount of $5,000 to WODI.

The Eleventh Extension Note, the Twelfth Extension Note, the Thirteenth Extension Note, and the Notes 6 are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A Common Stock (the “Conversion Shares”) of the Company, as described in the IPO prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

