Form 10-Q
period 2024-03-31
Fortune Rise Acquisition Corp
filed 2024-05-15
CIK 1849294

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock on May 14, 2024, was 6,271,798, consisting of 3,828,048 shares of Class A Common Stock and 2,443,750 shares of Class B common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$6,981	$12,910
Prepaid expenses	34,533	106,658
Total current assets	41,514	119,568

Cash held in Trust Account	35,231,146	34,851,146
Total Assets	$35,272,660	$34,970,714

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$446,784	$293,182
Due to a related party	32,903	2,903
Promissory notes - related parties	5,353,735	4,763,735
Franchise taxes payable	15,510	–
Excise taxes payable	703,866	703,866
Total current liabilities	6,552,798	5,763,686

Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	9,974,048	9,184,936

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 3,162,548 shares at redemption value of $11.14 and $11.03 per share as of March 31, 2024 and December 31, 2023, respectively	35,227,635	34,882,535

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	–	–
Class A Common Stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 3,162,548 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	66	66
Class B Common Stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of March 31, 2024 and December 31, 2023	244	244
Accumulated deficit	(9,929,333)	(9,097,067)
Total Stockholders' Deficit	(9,929,023)	(9,096,757)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$35,272,660	$34,970,714

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Operating costs	$452,266	$424,219
Franchise tax expenses	34,900	50,000
Loss from Operations	(487,166)	(474,219)

Other income:
Dividend earned on investments held in Trust Account	–	1,095,375

Income (loss) before income taxes	(487,166)	621,156

Income taxes provision	–	(264,950)

Net income (loss)	$(487,166)	$356,206

Basic and diluted weighted average shares outstanding, Common Stock subject to possible redemption	3,162,548	9,775,000
Basic and diluted net (loss) income per share, Common Stock subject to possible redemption	$(0.02)	$0.07
Basic and diluted weighted average shares outstanding, Common Stock attributable to Fortune Rise Acquisition Corporation	3,109,250	3,109,250
Basic and diluted net loss per share, Common Stock attributable to Fortune Rise Acquisition Corporation	$(0.13)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended March 31, 2024
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2023	–	$–	665,500	$66	2,443,750	$244	$(9,097,067)	$(9,096,757)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(345,100)	(345,100)
Net loss	–	–	–	–	–	–	(487,166)	(487,166)
Balance as of March 31, 2024	–	$–	665,500	$66	2,443,750	$244	$(9,929,333)	$(9,929,023)

	For the Three Months Ended March 31, 2023
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2022	–	$–	665,500	$66	2,443,750	$244	$(4,332,048)	$(4,331,738)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(1,757,925)	(1,757,925)
Net income	–	–	–	–	–	–	356,206	356,206
Balance as of March 31, 2023	–	$–	665,500	$66	2,443,750	$244	$(5,733,767)	$(5,733,457)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(487,166)	$356,206
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Dividend earned on investment held in Trust Account	–	(1,095,375)
Deferred tax expense	–	16,966
Changes in operating assets and liabilities:
Prepaid expenses	72,125	(66,320)
Due to a related party	30,000	–
Accounts payable and accrued expenses	153,602	12,079
Income taxes payable	–	75,984
Franchise taxes payable	15,510	(149,759)
Net cash used in operating activities	(215,929)	(850,219)

Cash Flows from Investing Activities:
Deposit of funds held in Trust Account	(380,000)	–
Purchase of investments held in Trust Account	–	(977,500)
Withdrawal of investments held in Trust Account	–	199,759
Net cash used in investing activities	(380,000)	(777,741)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes to related parties	590,000	1,052,500
Advances from a related party	–	555,420
Net cash provided by financing activities	590,000	1,607,920

Net Change in Cash	(5,929)	(20,040)

Cash at beginning of the period	12,910	172,314
Cash at end of the period	$6,981	$152,274

Supplemental Cash Flow Information
Cash paid for income taxes	$–	$172,000
Cash paid for interest	$–	$–

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$345,100	$1,757,925

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTUNE RISE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2024 and December 31, 2023, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through March 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company had generated non-operating income in the form of money market fund dividend income earned from the proceeds derived from the IPO up until September 2023 when all the money market funds were converted into cash.

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

The Company also issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to the Representatives as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by June 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination).

Following the closing of the IPO and the issuance and the sale of Private Placement Shares on November 5, 2021, $99,705,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee and invested the proceeds in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete the initial Business Combination by June 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of the Company’s public shares if it is unable to complete the Business Combination by June 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of Class A Common Stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination (if the Company seeks stockholder approval), if a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until June 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination and payment of the extension deposit by the Sponsor, or its affiliates), to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The founders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (defined below), Private Placement Shares, and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by June 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination) and payment of the extension deposit by our Sponsor, or its affiliates), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination by June 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination and payment of the extension deposit by our Sponsor, or its affiliates), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits its initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination. As approved by its stockholders at the Special Meeting on October 25, 2023, the Company deleted the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 and filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on October 25, 2023.

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

From November 2022 to May 2024, a total of $3,485,065 was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it had to consummate its initial Business Combination from November 5, 2022 to June 5, 2024.

Liquidity and Going Concern

As of March 31, 2024, the Company had $6,981 in cash held outside the Trust Account available for the Company’s payment of expenses related to working capital purposes and a working capital deficit of $6,511,284. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by June 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination), the Company’s board of directors would commence a winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Certificate of Incorporation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the 6,612,452 shares of Class A Common Stock redeemed in April 2023, June 2023 and November 2023 as discussed in Note 9, as of March 31, 2024 and December 31, 2023, the Company accrued the 1% excise tax in the amount of $703,866 as a reduction of equity.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated financial statements include all adjustments management considers necessary for a fair presentation.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Cash held in Trust Account

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

As of March 31, 2024 and December 31, 2023, $35,231,146 and $34,851,146, respectively, representing all of the assets held in the Trust Account, were held in cash.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying statement of operations. Dividend income for the three months ended March 31, 2024 and 2023 amounted to $0 and $1,095,375, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $11.14 and $11.03 per share, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital is zero.

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

The fair value of the Company’s current assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and income taxes as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. To determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months ended March 31, 2024 and 2023, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

	For the		For the
	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net loss excluding accretion of carrying value to redemption value	$(419,669)	$(412,597)	$(1,063,454)	$(338,265)
Accretion of carrying value to redemption value	345,100	–	1,757,925	–
Allocation of net (loss) income	$(74,569)	$(412,597)	$694,471	$(338,265)
Denominators:
Weighted-average shares outstanding	3,162,548	3,109,250	9,775,000	3,109,250
Basic and diluted net (loss) income per share	$(0.02)	$(0.13)	$0.07	$(0.11)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with prior GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this ASU are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2024. The adoption of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements and related disclosures.

Note 3 — Cash Held in Trust Account

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

As of March 31, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $35,231,146 and $34,851,146 in cash, respectively.

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

For three months ended March 31, 2024 and for the year ended December 31, 2023, the Class A Common Stock reflected on the unaudited condensed consolidated balance sheets is reconciled in the following table.

Class A Common Stock subject to possible redemption, December 31, 2022	$101,559,697
Less:
Redemptions	(70,386,610)
Plus:
Accretion of carrying value to redemption value	3,709,448
Class A Common Stock subject to possible redemption, December 31, 2023	34,882,535
Plus:
Accretion of carrying value to redemption value	345,100
Class A Common Stock subject to possible redemption, March 31, 2024	$35,227,635

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

As of March 31, 2024 and December 31, 2023, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the sale of Private Placement Shares and issuance of the Representative Shares).

In November 2021, the Sponsor transferred an aggregate of 443,750 Founder Shares to the Company’s former officers, directors, secretary and their designees at the same price originally paid for such shares prior to the closing of the IPO. As a result of such transfers, each of the Company’s former directors collectively acquired the remaining 321,750 Founder Shares at the same price originally paid for such shares. On December 22, 2022, the Company’s officers, directors and secretary resigned from their respective positions and returned and sold a total of 343,750 Founder Shares back to the Sponsor for the original purchase price. Out of the issued and outstanding shares of Class B Common Stock, an aggregate of 100,000 shares remains owned by former management.

The sale of the Founder Shares from Sponsor to the Company’s officers, directors and secretary is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the remaining 100,000 shares, net of forfeiture of 343,750 shares, granted to the Company’s officers, directors and secretary was $716,250, or $7.16 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024 and December 31, 2023, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

In connection with BCA, on October 17, 2023, the Sponsor and the three independent directors of the Company entered into three separate securities transfer agreements (the “Securities Transfer Agreement”) to transfer a total of 60,000 shares of the Founder shares to the three directors. The transfer of the Founder Shares from the Sponsor to the three independent directors of the Company is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the 60,000 shares granted to the Company’s three independent directors was $517,200, or $8.62 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024 and December 31, 2023, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Due to a Related Party

On December 22, 2023, the board of directors appointed Ryan Spick to serve as the Company’s Principal Executive Officer and Chief Financial Officer effective as of December 22, 2023. The terms and conditions of Mr. Spick’s appointment will be governed by a consulting agreement dated as of December 22, 2023 by and between the Company and Mr. Spick (the “Consulting Agreement”). The Consulting Agreement provides for compensation to Mr. Spick of $10,000 per month. The Consulting Agreement provides for a term of six months, unless earlier terminated by either party upon 10 business days’ written notice. As of March 31, 2024 and December 31, 2023, balance due to Mr. Spick amounted $32,903 and $2,903, respectively.

Promissory Notes — Related Parties (Working Capital and Extension Loans)

Working Capital Loans – OriginClear

In December 2022, OriginClear, Inc. (“OriginClear”), a Nevada corporation and the parent company of the Sponsor, advanced $50,000 to the Company for working capital. On April 17, 2023, the board of directors of the Company approved the issuance of an unsecured promissory note dated November 23, 2022 in the principal amount of $50,000 to OriginClear and the Company reclassified this $50,000 advance into a promissory note – related party.

As of March 31, 2024 and December 31, 2023, the Company had borrowings of $50,000 from OriginClear under the promissory notes — related parties (working capital loans).

Working Capital Loans – WODI

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

In addition, in order to finance transaction costs in connection consummating an intended initial business combination, WODI may, but are not obligated to, loan the Company funds as may be required. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes.

As of March 31, 2024 and December 31, 2023, the Company had borrowings of $2,187,420 and $1,972,420, respectively, from WODI under the promissory notes — related parties (working capital loans).

Extension Loans – WODI

From November 2022 to May 2024, a total of $3,485,065 was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it had to consummate its initial Business Combination from November 5, 2022 to June 5, 2024, with most of the borrowings to fund the extension payments from WODI. As of March 31, 2024 and December 31, 2023, the Company had borrowings of $3,116,315 and $2,741,315, respectively, from WODI under the promissory notes — related parties (extension loans).

Terms of the Working Capital and Extension Loans

The Working Capital and Extension Loans are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of Class A Common Stock (the “Conversion Shares”), as described in the IPO prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount, up to $3,000,000, determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

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

Note 7 — Commitments & Contingencies

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 9 — Temporary Equity and Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

Representative Shares

The Company issued 120,000 Representative Shares in Class A Common Stock to the Representatives of the underwriters for the Company’s IPO, as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by June 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination and payment of the extension deposit by our Sponsor, or its affiliates).

As of March 31, 2024 and December 31, 2023, there were 665,500 shares of common stock issued and outstanding, excluding 3,162,548 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the founders for $25,000, so that the founders collectively owned 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of March 31, 2024 and December 31, 2023, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

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

As of March 31, 2024 and December 31, 2023, 4,887,500 warrants were outstanding.

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

Note 10 — Income Taxes

The effective tax rate is 0.0% and 42.7% for the three months ended March 31, 2024 and 2023, respectively.

Note 11 — Subsequent Events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the unaudited condensed consolidated financial statements.

Promissory Notes — Related Parties (Working Capital and Extension Loans)

On April 5, 2024, $100,000 (the “Fourteenth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 5, 2024 to May 5, 2024. The Fourteenth Extension was the sixth of the twelve one-month extensions permitted under the Company’s governing documents, as amended in October 2023. In connection with the Fourteenth Extension Payment, the Company issued an unsecured promissory note (the “Fourteenth Extension Note”) to WODI.

On May 6, 2024, $100,000 (the “Fifteenth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from May 5, 2024 to June 5, 2024. The Fifteenth Extension was the seventh of the twelve one-month extensions permitted under the Company’s governing documents, as amended in October 2023. In connection with the Fifteenth Extension Payment, the Company issued an unsecured promissory note (the “Fifteenth Extension Note”) to WODI.

The Company also issued the following unsecured promissory notes (“Notes”) to WODI for working capital purpose:

•	Unsecured promissory note dated April 1, 2024 in the principal amount of $75,000 to WODI; and
•	Unsecured promissory note dated April 25, 2024 in the principal amount of $50,000 to WODI;

The Fourteenth Extension Note, the Fifteenth Extension Note, and the Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holders of the Notes have the right, but not the obligation, to convert their Notes, in whole or in part, respectively, into private shares of the Class A Common Stock (the “Conversion Shares”) of the Company, as described in the IPO prospectus of the Company (File Number 333-256511). The number of Conversion Shares to be received by the holders in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such holders by (y) $10.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Fortune Rise Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Fortune Rise Sponsor LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering filed with the SEC on November 3, 2021, our Proxy Statement on Schedule 14A, as filed with the SEC on October 2, 2023, and the “Risk Factors” section of this report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Extension of the Company’s Time to Consummate its Initial Business Combination

From November 2022 to May 2024, a total of $3,485,065 was deposited into the Trust Account for the public stockholders, which enabled us to extend the period of time it had to consummate its initial Business Combination from November 5, 2022 to June 5, 2024, with most of the borrowings to fund the extension payments from WODI. In connection with the extension payments, we issued a total of fifteen unsecured extension notes (the “Extension Notes”) to WODI.

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

At our October 25, 2023 special meeting of stockholders, the holders of 452,404 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.96 per share, for an aggregate redemption amount of $4,958,347. Following such redemptions, 3,162,548 public shares of Class A Common Stock remain outstanding. As of the date of this filing, we have effected seven of those permitted twelve monthly extensions.

Results of Operations

Our entire activity from inception to date was related to our formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not generate any operating revenues, if any, until the closing and completion of our initial business combination. We generate non-operating income in the form of money market fund dividend income earned on investments held in the Trust Account up until September 2023. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on September 28, 2023, we instructed Wilmington Trust, National Association, the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation.

We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $487,166 which consisted of formation and operating costs $452,266, and franchise tax expenses of $34,900.

For the three months ended March 31, 2023, we had a net income of $356,206 which consisted of dividend earned on investment held in Trust Account of $1,095,375, offset by formation and operating costs of $424,219, franchise tax expenses of $50,000 and income tax provision of $264,950.

Liquidity and Capital Resources

As of March 31, 2024, we had cash outside the Trust Account of $6,981 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use prior to an initial business combination, and is restricted for use either in a business combination or to redeem the public shares of Common Stock. As of March 31, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above except for tax payments.

For the three months ended March 31, 2024, there was $215,929 of cash used in operating activities resulting from net loss of $487,166, offset by decrease in prepaid expenses of $72,125, increase in due to a related party of $30,000, increase in accounts payable and accrued expenses of $153,602, and increase in franchise tax payable of $15,510.

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

For the three months ended March 31, 2024, there was $380,000 of cash used in investing activities resulting from the deposit of funds held in Trust Account amounting to $380,000.

For the three months ended March 31, 2023, there was $777,741 of cash used in investing activities resulting from the purchase of an investment held in Trust Account amounting to $977,500, offset by withdrawal of an investment held in the Trust Account amounting to $199,759.

For the three months ended March 31, 2024, there was $590,000 of cash provided by financing activities resulting from the proceeds from the issuance of promissory notes to a related party amounting to $590,000.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans. In addition, if we are unable to complete a business combination within the Combination Period by June 5, 2024 (or up to November 5, 2024, if the Company extends the time to complete a Business Combination), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that this additional condition also raises substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024 and December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. As of March 31, 2024 and December 31, 2023, we have $32,903 and $2,903, respectively, payable due to a related party. As of March 31, 2024 and December 31, 2023, we have $5,353,735 and $4,763,735, respectively, promissory notes issued to related parties.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock per this ASU. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with prior GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this ASU are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We adopted this ASU on January 1, 2024. The adoption of this ASU did not have a material effect on our unaudited condensed consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our unaudited condensed consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer who also serves as our principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Financial Officer who also serves as our principal executive officer, has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 for our initial public offering, and (ii) Proxy Statement on Schedule 14A, as filed with the SEC on October 2, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be, listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. On August 21, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Listing Rule 5450(b)(2)(A), due to our failure to maintain a minimum Market Value of Listed Securities of $50 million, and on October 16, 2023 we received a written notice that we are not in compliance with Listing Rule 5450(a)(2), due to our failure to maintain a minimum of 400 Total Holders. On October 25, 2023, we transferred the listing of our securities to the Nasdaq Capital Market, remedying the deficiency under Rule 5450(b)(2)(A), and requiring us to comply with Listing Rule 5550(a)(3), which requires us to have at least 300 public holders (the “Public Holders Rule”). Nasdaq granted us an extension until April 13, 2024 (the “Extension Period”), to evidence compliance with the Public Holders Rule.

On April 16, 2024, we received a written notice (the “Notice”) from Nasdaq notifying us that we did not regain compliance with the Public Holders Rule during the Extension Period. As a result, Nasdaq advised us that our securities would be subject to delisting unless we timely requested a hearing before an independent Hearings Panel (the “Panel”). On April 19, 2024, we submitted a request for a hearing (the “Hearing”). The hearing request will stay the suspension of our securities and the termination of registration of the securities with Nasdaq as required by the rules of the SEC pending the Panel’s decision and, therefore, Nasdaq’s notice has no immediate effect on the listing of our common stock, units or warrants on Nasdaq. The Hearing has been scheduled for May 30, 2024.

On April 24, 2024, we received an additional notice from Nasdaq stating that we were not in compliance with Listing Rule 5250(f) (the “Fee Payment Rule”) because we had not paid certain fees to Nasdaq, which serves as an additional basis for delisting our securities from the Nasdaq Capital Market. The failure to comply with the Fee Payment Rule will also be considered by the Panel at the Hearing.

There can be no assurance that the Panel will grant our request for continued listing. We cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements, including the Public Holders Rule or the Fee Payment Rule, or that our securities will continue to be listed on Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2021, we consummated our initial public offering of 9,775,000 units, including 1,275,000 units as a result of the exercise in full of the underwriters’ over-allotment option, in each case, at an offering price of $10.00 per Unit, generating aggregate gross proceeds of $97,750,000. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-256511). The registration statement became effective on November 2, 2021. Substantially concurrently with the closing of our initial public offering, we completed a private placement of 545,000 shares of Class A Common Stock at a purchase price of $10.00 per share, generating aggregate gross proceeds of $5,455,000. For a description of the use of the proceeds generated in our IPO and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in the Company’s final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Amendment No. 1 to Business Combination Agreement, dated February 6, 2024, by and between Fortune Rise Acquisition Corporation and Water on Demand, Inc. (11)
3.1	Amended and Restated Certificate of Incorporation dated October 27, 2021 (1)
3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation dated April 11, 2023 (2)
3.3	Amendment No. 2 to the Amended and Restated Certificate of Incorporation dated June 2, 2023 (3)
3.4	Amendment No. 3 to the Amended and Restated Certificate of Incorporation dated October 25, 2023 (7)
3.5	Bylaws (4)
10.1	Promissory Note, dated January 5, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (5)
10.2*	Promissory Note, dated January 9, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.3*	Promissory Note, dated January 12, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.4	Promissory Note, dated February 5, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (6)
10.5*	Promissory Note, dated February 9, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.6*	Promissory Note, dated February 20, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.7	Promissory Note, dated March 5, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (8)
10.8*	Promissory Note, dated March 21, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.9*	Promissory Note, dated April 1, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.10	Promissory Note, dated April 5, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (9)
10.11*	Promissory Note, dated April 25, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.12*	Promissory Note, dated May 1, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.13	Promissory Note, dated May 6, 2024, issued by Fortune Rise Acquisition Corporation to Water on Demand, Inc. (10)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

_____________________

*	Filed with this Report.
**	Furnished with this Report.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 5, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 13, 2023.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 2, 2023.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2021.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 8, 2024.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 6, 2024.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 27, 2023.
(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 6, 2024.
(9)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 8, 2024.
(10)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 7, 2024.
(11)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 7, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Date: May 15, 2024	By:	/s/ Ryan Spick
	Name:	Ryan Spick
	Title:	Principal Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

