Form 10-Q
period 2024-09-30
Fortune Rise Acquisition Corp
filed 2024-11-14
CIK 1849294

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-40990

FORTUNE RISE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-1850747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13575 58th Street North Suite 200 Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

(727) 440-4603

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	OTC Pink FRLAU	n/a
Class A Common Stock, par value $0.0001 per share	OTC Pink FRLA	n/a
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	OTC Pink FRLAW	n/a

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

The number of shares outstanding of the registrant’s common stock on November 14, 2024, was 3,952,433, consisting of 1,508,683 shares of Class A Common Stock and 2,443,750 shares of Class B common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$8,446	$12,910
Prepaid expenses	20,791	106,658
Total current assets	29,237	119,568

Cash held in Trust Account	36,327,767	34,851,146
Total Assets	$36,357,004	$34,970,714

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$641,185	$293,182
Due to a related party	92,903	2,903
Promissory notes - related parties	6,341,564	4,763,735
Income taxes payable	83,655	–
Franchise taxes payable	88,610	–
Excise taxes payable	703,866	703,866
Total current liabilities	7,951,783	5,763,686

Deferred underwriters' discount	3,421,250	3,421,250
Total Liabilities	11,373,033	9,184,936

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 3,162,548 shares at redemption value of $11.43 and $11.03 per share as of September 30, 2024 and December 31, 2023, respectively	36,153,796	34,882,535

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	–	–
Class A Common Stock, $0.0001 par value; 55,000,000 shares authorized; 665,500 shares issued and outstanding (excluding 3,162,548 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023	66	66
Class B Common Stock, $0.0001 par value; 5,000,000 shares authorized; 2,443,750 shares issued and outstanding as of September 30, 2024 and December 31, 2023	244	244
Accumulated deficit	(11,170,135)	(9,097,067)
Total Stockholders' Deficit	(11,169,825)	(9,096,757)
Total Liabilities, Temporary Equity, and Stockholders' Deficit	$36,357,004	$34,970,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating costs	$386,714	$393,380	$1,168,068	$1,353,037
Franchise tax expenses	37,400	38,000	108,000	110,400
Loss from operations	(424,114)	(431,380)	(1,276,068)	(1,463,437)

Other income:
Interest and dividend earned on cash and investments held in Trust Account	404,427	487,742	571,621	2,342,684

Income (loss) before income taxes	(19,687)	56,362	(704,447)	879,247

Income taxes provision	(77,075)	(15,979)	(97,360)	(487,585)

Net (loss) income	$(96,762)	$40,383	$(801,807)	$391,662

Basic and diluted weighted average shares outstanding, Common Stock subject to possible redemption	3,162,548	3,614,952	3,162,548	6,194,831
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.08	$0.10	$0.07	$0.23
Basic and diluted weighted average shares outstanding, Common Stock attributable to Fortune Rise Acquisition Corporation	3,109,250	3,109,250	3,109,250	3,109,250
Basic and diluted net loss per share, Common Stock attributable to Fortune Rise Acquisition Corporation	$(0.11)	$(0.10)	$(0.33)	$(0.33)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Nine Months Ended September 30, 2024
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2023	–	$–	665,500	$66	2,443,750	$244	$(9,097,067)	$(9,096,757)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(345,100)	(345,100)
Net loss	–	–	–	–	–	–	(487,166)	(487,166)
Balance as of March 31, 2024	–	–	665,500	66	2,443,750	244	(9,929,333)	(9,929,023)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(336,209)	(336,209)
Net loss	–	–	–	–	–	–	(217,879)	(217,879)
Balance as of June 30, 2024	–	–	665,500	66	2,443,750	244	(10,483,421)	(10,483,111)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(589,952)	(589,952)
Net loss	–	–	–	–	–	–	(96,762)	(96,762)
Balance as of September 30, 2024	–	$–	665,500	$66	2,443,750	$244	$(11,170,135)	$(11,169,825)

	For the Nine Months Ended September 30, 2023
	Preferred Stock		Class A Common Stock		Class B Common Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of December 31, 2022	–	$–	665,500	$66	2,443,750	$244	$(4,332,048)	$(4,331,738)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(1,757,925)	(1,757,925)
Net income	–	–	–	–	–	–	356,206	356,206
Balance as of March 31, 2023	–	–	665,500	66	2,443,750	244	(5,733,767)	(5,733,457)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(960,575)	(960,575)
Excise taxes accrual on redemption of Class A Common Stock	–	–	–	–	–	–	(654,283)	(654,283)
Net loss	–	–	–	–	–	–	(4,927)	(4,927)
Balance as of June 30, 2023	–	–	665,500	66	2,443,750	244	(7,353,552)	(7,353,242)
Accretion of carrying value to redemption value	–	–	–	–	–	–	(733,763)	(733,763)
Net income	–	–	–	–	–	–	40,383	40,383
Balance as of September 30, 2023	–	$–	665,500	$66	2,443,750	$244	$(8,046,932)	$(8,046,622)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORTUNE RISE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(801,807)	$391,662
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividend earned on cash and investment held in Trust Account	(571,621)	(2,342,684)
Deferred tax expense	–	(83,724)
Changes in operating assets and liabilities:
Prepaid expenses	85,867	(188,772)
Prepaid expenses - related party	–	25,000
Due to a related party	90,000	15,000
Accounts payable and accrued expenses	348,003	62,004
Income taxes payable	83,655	(271,346)
Franchise taxes payable	88,610	(199,759)
Net cash used in operating activities	(677,293)	(2,592,619)

Cash Flows from Investing Activities:
Deposit of funds held in Trust Account	(905,000)	–
Purchase of investments held in Trust Account	–	(1,707,565)
Withdrawal of investments held in Trust Account	–	66,456,892
Net cash (used in) provided by investing activities	(905,000)	64,749,327

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes to related parties	1,577,829	3,210,985
Advances from a related party	–	(65,428,262)
Net cash provided by (used in) financing activities	1,577,829	(62,217,277)

Net Change in Cash	(4,464)	(60,569)

Cash at beginning of the period	12,910	172,314
Cash at end of the period	$8,446	$111,745

Supplemental Cash Flow Information
Cash paid for income taxes	$–	$865,024
Cash paid for interest	$–	$–

Supplemental Disclosure of Non-cash Financing Activities
Accretion of carrying value to redemption value	$1,271,261	$3,452,263
Excise taxes accrual on redemption of Class A Common Stock	$–	$654,283

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

As of September 30, 2024 and December 31, 2023, the Company had not commenced any operations. For the period from February 1, 2021 (inception) through September 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company had generated non-operating income in the form of money market fund dividend income earned from the proceeds derived from the IPO up until September 2023 when all the money market funds were converted into cash. The Company had generated non-operating income in the form of interest income earned from cash earned in the Trust Account beginning in May 2024.

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

The Company also issued 120,000 shares of Class A Common Stock (the “Representative Shares”) to the Representatives as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by December 5, 2024 (or up to May 5, 2025, if the Company extends the time to complete a Business Combination).

Following the closing of the IPO and the issuance and the sale of Private Placement Shares on November 5, 2021, $99,705,000 ($10.20 per Public Unit) from the net proceeds of the sale of the Public Units in the IPO and the sale of Private Placement Shares was placed in a trust account (the “Trust Account”) maintained by Wilmington Trust, National Association as a trustee and invested the proceeds in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if it does not complete the initial Business Combination by December 5, 2024 (or up to May 5, 2025, if the Company extends the time to complete a Business Combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of the Company’s public shares if it is unable to complete the Business Combination by December 5, 2024 (or up to May 5, 2025, if the Company extends the time to complete a Business Combination), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of Class A Common Stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination (if the Company seeks stockholder approval), if a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until December 5, 2024 (or up to May 5, 2025, if the Company extends the time to complete a Business Combination and payment of the extension deposit by the Sponsor, or its affiliates), to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses which was waived on October 31, 2024), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The founders have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (defined below), Private Placement Shares, and any public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination by December 5, 2024 (or up to May 5, 2025, if the Company extends the time to complete a Business Combination) and payment of the extension deposit by our Sponsor, or its affiliates), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination by December 5, 2024 (or up to May 5, 2025, if the Company extends the time to complete a Business Combination and payment of the extension deposit by our Sponsor, or its affiliates), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits its initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its public shares of Class A Common Stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of public shares of Class A Common Stock and the related Business Combination, and instead may search for an alternate Business Combination. As approved by its stockholders at the Special Meeting on October 25, 2023, the Company deleted the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 and filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on October 25, 2023.

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

On October 31, 2024, the Company announced that it undertakes to do the following:

•	to waive the $50,000 of interest earned on the funds held in the trust account to pay dissolution expenses;
•	to waive the use of the interest earned on the funds held in the trust account that may be released to the Company for working capital purposes;
•	to waive the use of the interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligations;
•	to convert the Company’s Class B common stock, par value $0.0001 per share, to shares of the Company’s Class A common stock, par value $0.0001 per share, as soon as practical;
•	to list the Company’s securities on the OTC in the event that Nasdaq delists the Company’s securities;
•	to maintain the investment of the Company’s trust assets in money market investment products; and
•	to continue to announce trust account contributions on a monthly basis.

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

As approved by its stockholders at the special meeting of stockholders held on November 4, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on November 4, 2024, to extend the date by which the Company has to consummate a Business Combination for up to an additional six months, from November 5, 2024 (the “Termination Date”) to up to May 5, 2025, by electing to extend the date to consummate an initial Business Combination on a monthly basis for up to six times by an additional one month each time after the Termination Date, until May 5, 2025 or a total of up to six months after the Termination Date, or such earlier date as determined by the Company’s board of directors, unless the closing of the Company’s initial Business Combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an aggregate amount equal to $0.06 multiplied by the number of public shares of the Company that are not redeemed, for each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination.

From November 2022 to November 2024, a total of $4,035,655 was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it had to consummate its initial Business Combination from November 5, 2022 to December 5, 2024.

Liquidity and Going Concern

As of September 30, 2024, the Company had $8,446 in cash held outside the Trust Account available for the Company’s payment of expenses related to working capital purposes and a working capital deficit of $7,922,546. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan to address this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by December 5, 2024 (or up to May 5, 2025, if the Company extends the time to complete a Business Combination), the Company’s board of directors would commence a winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Certificate of Incorporation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances issued within the same taxable year of a Business Combination and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

As a result of the 6,612,452 shares of Class A Common Stock redeemed in April 2023, June 2023 and November 2023 as discussed in Note 9, as of September 30, 2024 and December 31, 2023, the Company accrued the 1% excise tax in the amount of $703,866 as a reduction of equity.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

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

As of September 30, 2024 and December 31, 2023, $36,327,767 and $34,851,146, respectively, representing all of the assets held in the Trust Account, were held in cash. Interest income for the three months ended September 30, 2024 and 2023 amounted to $404,427 and $0, respectively. Interest income for the nine months ended September 30, 2024 and 2023 amounted to $571,621 and $0, respectively.

Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as dividend income in the accompanying statement of operations. Dividend income for the three months ended September 30, 2024 and 2023 amounted to $0 and $487,742, respectively. Dividend income for the nine months ended September 30, 2024 and 2023 amounted to $0 and $2,342,684, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $11.43 and $11.03 per share, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital is zero.

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

While ASC 740 identifies usage of the effective annual tax rate (“ETR”) for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and income taxes as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. To determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months and nine months ended September 30, 2024 and 2023, the Company has not considered the effect of the warrants sold in the IPO to purchase an aggregate of 4,887,500 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

	For the		For the
	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net loss excluding accretion of carrying value to redemption value	$(346,275)	$(340,439)	$(372,763)	$(320,617)
Accretion of carrying value to redemption value	589,952	–	733,763	–
Allocation of net (loss) income	$243,677	$(340,439)	$361,000	$(320,617)
Denominators:
Weighted-average shares outstanding	3,162,548	3,109,250	3,614,952	3,109,250
Basic and diluted net (loss) income per share	$0.08	$(0.11)	$0.10	$(0.10)

	For the		For the
	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net (loss) income per share:
Numerators:
Allocation of net loss excluding accretion of carrying value to redemption value	$(1,045,343)	$(1,027,725)	$(2,037,805)	$(1,022,796)
Accretion of carrying value to redemption value	1,271,261	–	3,452,263	–
Allocation of net (loss) income	$225,918	$(1,027,725)	$1,414,458	$(1,022,796)
Denominators:
Weighted-average shares outstanding	3,162,548	3,109,250	6,194,831	3,109,250
Basic and diluted net (loss) income per share	$0.07	$(0.33)	$0.23	$(0.33)

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

In November 2023, the FASB amended ASC 2023-07, “Segment Reporting (Topic 280)” to improve disclosures about a public entity’s reportable segments and provide more detailed information about a reportable segment’s expense. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect these amendments to have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

As of September 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $36,327,767 and $34,851,146 in cash, respectively.

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

For the nine months ended September 30, 2024 and for the year ended December 31, 2023, the Class A Common Stock reflected on the unaudited condensed consolidated balance sheets is reconciled in the following table.

Class A Common Stock subject to possible redemption, December 31, 2022	$101,559,697
Less:
Redemptions	(70,386,610)
Plus:
Accretion of carrying value to redemption value	3,709,448
Class A Common Stock subject to possible redemption, December 31, 2023	34,882,535
Plus:
Accretion of carrying value to redemption value	1,271,261
Class A Common Stock subject to possible redemption, September 30, 2024	$36,153,796

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

As of September 30, 2024 and December 31, 2023, there were 2,443,750 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

The sale of the Founder Shares from Sponsor to the Company’s officers, directors and secretary is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the remaining 100,000 shares, net of forfeiture of 343,750 shares, granted to the Company’s officers, directors and secretary was $716,250, or $7.16 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024 and December 31, 2023, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

In connection with BCA, on October 17, 2023, the Sponsor and the three independent directors of the Company entered into three separate securities transfer agreements (the “Securities Transfer Agreement”) to transfer a total of 60,000 shares of the Founder shares to the three directors. The transfer of the Founder Shares from the Sponsor to the three independent directors of the Company is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the 60,000 shares granted to the Company’s three independent directors was $517,200, or $8.62 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024 and December 31, 2023, the Company determined that a Business Combination was not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Due to a Related Party

On December 22, 2023, the board of directors appointed Ryan Spick to serve as the Company’s Principal Executive Officer and Chief Financial Officer effective as of December 22, 2023. The terms and conditions of Mr. Spick’s appointment are governed by a consulting agreement dated as of December 22, 2023 by and between the Company and Mr. Spick (the “Consulting Agreement”). The Consulting Agreement provides for compensation to Mr. Spick of $10,000 per month. The Consulting Agreement provides for a term of six months, subsequently amended to continue on a month-to-month basis, unless earlier terminated by either party upon 10 business days’ written notice. As of September 30, 2024 and December 31, 2023, balance due to Mr. Spick amounted $92,903 and $2,903, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company had borrowings of $50,000 from OriginClear under the promissory notes — related parties (working capital loans).

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

As of September 30, 2024 and December 31, 2023, the Company had borrowings of $2,650,249 and $1,972,420, respectively, from WODI under the promissory notes — related parties (working capital loans).

Extension Loans – WODI

From November 2022 to November 2024, a total of $4,035,655 was deposited into the Trust Account for the public stockholders, which enabled the Company to extend the period of time it had to consummate its initial Business Combination from November 5, 2022 to December 5, 2024, with most of the borrowings to fund the extension payments from WODI. As of September 30, 2024 and December 31, 2023, the Company had borrowings of $3,641,315 and $2,741,315, respectively, from WODI under the promissory notes — related parties (extension loans).

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

Note 9 — Temporary Equity and Stockholders’ Deficit

Preferred stock — The Company is authorized to issue 2,000,000 shares of preferred stock, par value $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

Representative Shares

The Company issued 120,000 Representative Shares in Class A Common Stock to the Representatives of the underwriters for the Company’s IPO, as part of their underwriting compensation. The Representative Shares are identical to the public shares except that the Representatives have agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The Representative Shares are deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1). In addition, the Representatives have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account (as defined below) with respect to such shares if the Company fails to complete its initial Business Combination by December 5, 2024 (or up to May 5, 2025, if the Company extends the time to complete a Business Combination and payment of the extension deposit by our Sponsor, or its affiliates).

As of September 30, 2024 and December 31, 2023, there were 665,500 shares of common stock issued and outstanding, excluding 3,162,548 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On March 2, 2021, the Company issued 2,443,750 shares of Class B Common Stock to the founders for $25,000, so that the founders collectively owned 20% of the Company’s issued and outstanding common stock after the IPO (excluding the Private Placement Shares and the Representative Shares). As of September 30, 2024 and December 31, 2023, there were 2,443,750 shares of Class B Common Stock issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, 4,887,500 warrants were outstanding.

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

Note 10 — Income Taxes

The Company’s effective tax rate was (391.5)% and 28.4% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was (13.8)% and 55.5% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets and non-deductible transaction costs.

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

Company Announcement

On October 31, 2024, the Company announced that it undertakes to do the following:

•	to waive the $50,000 of interest earned on the funds held in the trust account to pay dissolution expenses;
•	to waive the use of the interest earned on the funds held in the trust account that may be released to the Company for working capital purposes;
•	to waive the use of the interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligations;
•	to convert the Company’s Class B common stock, par value $0.0001 per share, to shares of the Company’s Class A common stock, par value $0.0001 per share, as soon as practical;
•	to list the Company’s securities on the OTC in the event that Nasdaq delists the Company’s securities;
•	to maintain the investment of the Company’s trust assets in money market investment products; and
•	to continue to announce trust account contributions on a monthly basis.

Promissory Notes — Related Parties (Working Capital and Extension Loans)

On October 4, 2024, $100,000 (the “Twentieth Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.032 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 5, 2024 to November 5, 2024. The Twentieth Extension was the twelfth of the twelve one-month extensions permitted under the Company’s governing documents, as amended in October 2023. In connection with the Twentieth Extension Payment, the Company issued an unsecured promissory note (the “Twentieth Extension Note”) to WODI.

The Company also issued the following unsecured promissory notes (“Notes”) to WODI for working capital purpose, unsecured promissory note dated October 4, 2024 and October 31, 2024 in the principal amount of $22,942 and $170,000, respectively, to WODI.

On November 4, 2024, $50,591 (the “Twenty-First Extension Payment”) was deposited into the Trust Account, for the public stockholders, representing $0.06 per public share, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 5, 2024 to December 5, 2024. The Twenty-First Extension was the first of the sixth one-month extensions permitted under the Company’s governing documents, as amended in November 2024. In connection with the Twenty-First Extension Payment, the Company issued an unsecured promissory note (the “Twenty-First Extension Note”) to WODI.

Special Meeting

As approved by its stockholders at the special meeting of stockholders held on November 4, 2024 (the “Special Meeting”), the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on November 4, 2024, to extend the date by which the Company has to consummate a Business Combination for up to an additional six months, from November 5, 2024 (the “Termination Date”) to up to May 5, 2025, by electing to extend the date to consummate an initial Business Combination on a monthly basis for up to six times by an additional one month each time after the Termination Date, until May 5, 2025 or a total of up to six months after the Termination Date, or such earlier date as determined by the Company’s board of directors, unless the closing of the Company’s initial Business Combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an aggregate amount equal to $0.06 multiplied by the number of public shares of the Company that are not redeemed, for each such one-month extension unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination.

In connection with the November 4, 2024 special meeting, the holders of 2,319,365 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.49 per share, for an aggregate redemption amount of approximately $26.6 million. Following such redemptions, 843,183 public shares of Class A Common Stock remain outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering filed with the SEC on November 3, 2021, our Proxy Statement on Schedule 14A, as filed with the SEC on September 23, 2024, and the “Risk Factors” section of this report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Extension of the Company’s Time to Consummate its Initial Business Combination

From November 2022 to November 2024, a total of $4,035,655 was deposited into the Trust Account for the public stockholders, which enabled us to extend the period of time it had to consummate its initial Business Combination from November 5, 2022 to December 5, 2024, with most of the borrowings to fund the extension payments from WODI. In connection with the extension payments, we issued a total of twenty-one unsecured extension notes (the “Extension Notes”) to WODI.

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

At our October 25, 2023 special meeting of stockholders, the holders of 452,404 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.96 per share, for an aggregate redemption amount of $4,958,347. Following such redemptions, 3,162,548 public shares of Class A Common Stock remain outstanding. As of the date of this filing, we have effected all twelve of those permitted monthly extensions.

As a result of our November 4, 2024 special meeting of stockholders, we filed with the Secretary of State of the State of Delaware an amendment to our Amended and Restated Certificate of Incorporation to amend the monthly extension amounts to be paid by the Sponsor (or its affiliates), to extend the period of time for us to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving us to be made upon the request of the Sponsor, and approval by our board of directors, to $0.06 per unredeemed share of Class A Common Stock.

At our November 4, 2024 special meeting of stockholders, the holders of 2,319,365 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.49 per share, for an aggregate redemption amount of approximately $26.6 million. Following such redemptions, 843,183 public shares of Class A Common Stock remain outstanding. As of the date of this filing, we have effected one of those permitted six monthly extensions.

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

For the three months ended September 30, 2024, we had a net loss of $96,762 which consisted of formation and operating costs $386,714, franchise tax expenses of $37,400 and income tax provision of $77,075, offset by interest income earned on cash held in Trust Account of $404,427.

For the three months ended September 30, 2023, we had a net income of $40,383 which consisted of dividend income earned on investments held in Trust Account of $487,742, offset by formation and operating costs of $393,380, franchise tax expenses of $38,000 and income tax provision of $15,979.

For the nine months ended September 30, 2024, we had a net loss of $801,807 which consisted of formation and operating costs $1,168,068, and franchise tax expenses of $108,000 and income tax provision of $97,360, offset by interest income earned on cash held in Trust Account of $571,621.

For the nine months ended September 30, 2023, we had a net income of $391,662 which consisted of dividend earned on investment held in Trust Account of $2,342,684, offset by formation and operating costs of $1,353,037, franchise tax expenses of $110,400 and income tax provision of $487,585.

Liquidity and Capital Resources

As of September 30, 2024, we had cash outside the Trust Account of $8,446 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use prior to an initial business combination, and is restricted for use either in a business combination or to redeem the public shares of Common Stock. As of September 30, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above except for tax payments.

For the nine months ended September 30, 2024, there was $677,293 of cash used in operating activities resulting from net loss of $801,807 and interest earned on cash held in Trust Account amounting to $571,621, offset by decrease in prepaid expenses of $85,867, increase in due to a related party of $90,000, increase in accounts payable and accrued expenses of $348,003, increase in income tax payable of $83,655, and increase in franchise tax payable of $88,610.

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

For the nine months ended September 30, 2024, there was $905,000 of cash used in investing activities resulting from the deposit of funds held in Trust Account amounting to $905,000.

For the nine months ended September 30, 2023, there was $64,749,327 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account amounting to $66,456,892, offset by the purchase of an investment held in Trust Account amounting to $1,707,565.

For the nine months ended September 30, 2024, there was $1,577,829 of cash provided by financing activities resulting from the proceeds from the issuance of promissory notes to a related party amounting to $1,577,829.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Management’s plan in addressing this uncertainty is through the Promissory Notes – related parties and the Working Capital Loans. In addition, if we are unable to complete a business combination within the Combination Period by December 5, 2024 (or up to May 5, 2025 if the Company extends the time to complete a Business Combination), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that this additional condition also raises substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2024 and December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. As of September 30, 2024 and December 31, 2023, we have $92,903 and $2,903, respectively, payable due to a related party. As of September 30, 2024 and December 31, 2023, we have $6,341,564 and $4,763,735, respectively, promissory notes issued to related parties.

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

In November 2023, the FASB amended ASC 2023-07, “Segment Reporting (Topic 280)” to improve disclosures about a public entity’s reportable segments and provide more detailed information about a reportable segment’s expense. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect these amendments to have a material effect on our unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer who also serves as our principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Financial Officer who also serves as our principal executive officer, has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 for our initial public offering, and (ii) Proxy Statement on Schedule 14A, as filed with the SEC on September 23, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Nasdaq has delisted our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are no longer listed on Nasdaq.

Because our securities are quoted on an over-the-counter market, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” However, because we are no longer listed on Nasdaq, our securities do not qualify as covered securities under such statute and we may be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may negatively impact our ability to consummate our initial business combination.

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to gain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation dated October 27, 2021 (1)
3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation dated April 11, 2023 (2)
3.3	Amendment No. 2 to the Amended and Restated Certificate of Incorporation dated June 2, 2023 (3)
3.4	Amendment No. 3 to the Amended and Restated Certificate of Incorporation dated October 25, 2023 (5)
3.5	Amendment No. 4 to the Amended and Restated Certificate of Incorporation dated November 4, 2024 (6)
3.6	Bylaws (4)
10.1	Promissory Note, dated July 5, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (7)
10.2	Promissory Note, dated August 5, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (8)
10.3	Promissory Note, dated September 6, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (9)
10.4	Promissory Note, dated October 4, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (10)
10.5	Promissory Note, dated October 31, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc.
10.6	Promissory Note, dated November 5, 2024, issued by Fortune Rise Acquisition Corporation to Water On Demand, Inc. (11)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

_____________________

*	Filed with this Report.
**	Furnished with this Report.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 5, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 13, 2023.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 2, 2023.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2021.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 27, 2023.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 6, 2024.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 8, 2024.
(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 7, 2024.
(9)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 6, 2024.
(10)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 7, 2024.
(11)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 7, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE RISE ACQUISITION CORPORATION

Date: November 14, 2024	By:	/s/ Ryan Spick
	Name:	Ryan Spick
	Title:	Principal Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

